Form 10-K
period 1993-12-31
NOLAND CO
filed 1994-03-30
CIK 72243

FORM 10-K

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1993   Commission file no. 2-27393

                           NOLAND COMPANY

        A Virginia Corporation              IRS Identification #54-0320170

                       2700 Warwick Boulevard
                    Newport News, Virginia  23607
                     Telephone:  (804) 928-9000

    Securities registered pursuant to Section 12 (g) of the Act:

                     Common Stock $10 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
  Yes [ X ]     No [   ]

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 15, 1994, was approximately $29,776,317.

3,700,876 shares of the Registrant's Common Stock were outstanding at the close of business on March 15, 1994.

      DOCUMENTS (or portions thereof) INCORPORATED BY REFERENCE

                                                 Part of
         Document                               Form 10-K

Annual Report to Stockholders for the year ended      Parts II and IV
   December 31, 1993

Noland Company Proxy Statement for April 20, 1994,    Parts III and IV
   Annual Meeting of Stockholders


This report contains 42 pages. The exhibit index is shown on page 17 of this 10-K.

PART I

Item 1 Business

    (1) (a) A Virginia corporation founded in 1915, Noland Company is a distributor of Plumbing/Heating, Electrical, Industrial and Air Conditioning/Refrigeration supplies, with branch facilities in fourteen Southern states.

             While most of its sales are wholesale, the Company plays a modest retail role through product showrooms and other marketing efforts of certain items. It handles products of over 6,000 vendors and sells to thousands of customers, largely in the industrial and construction sectors of the Southern United States. There have been no significant changes in the Company's methods of operation during the last five years. However, the growing demand for computer-based, fully automated procurement systems for MRO (Maintenance, repair and operating) products is attracting new business and widening the scope and possibilities for potential sales growth in this market.

             Noland Properties, Inc., a wholly owned subsidiary, holds and manages the real estate holdings of the Company and acquires sites and provides facilities to house the Company's various branches as required.

         (b) The Company operates in only one industry segment, the distribution of mechanical equipment and supplies. Markets for these products are all areas of construction -- residential, nonresidential (commercial, institutional, and industrial), and non-building (highways, sewers, water, and utilities); manufacturing; domestic water systems; and maintenance/repair/modernization.

         (c) During the last five years, the Company has continued to serve essentially the same markets described in Item 1 (1) (b). Current plans call for the continuation of this policy. The Company does not manufacture any products.

    (i) Total sales of each class of similar products for
        the last five years are as follows:
                                   1993      1992      1991     1990      1989
                                                  (In thousands)
Plumbing/Heating                $220,879  $225,239  $220,179  $247,805  $265,351
Electrical                        43,363    49,090    47,498    57,539    62,860
Industrial                        54,099    54,851    52,644    59,442    61,528
Air Conditioning/Refrigeration    84,600    82,906    64,214    63,687    64,890
                                $402,941  $412,086  $384,535  $428,473  $454,629

Not all branches have all four departments. If a product department does not exist in a particular branch, any sales of that department's products are attributed to the department that makes the sale.

    (ii) The Company continues to market new products introduced by its suppliers/manufacturers. None will require the investment of a material amount of the assets of the Company.

    (iii) The Company does not use or market raw materials.

    (iv) The Company holds several sales franchises and has produced a variety of copyrighted materials and systems used in the normal conduct of its business. It is virtually impossible to dollar-quantify their significance. None are reflected as assets in the Company's Balance Sheet. The Company has no patents.

    (v) The business in general is seasonal to the extent of the construction industry it supplies.

    (vi) It is the practice of the Company to carry a full line of inventory items for rapid delivery to customers. At times, advance buying is necessary to ensure the availability of products for sale. The Company also extends credit, and this and the necessity for an adequate supply of merchandise ordinarily absorbs most of the Company's working capital.

    (vii) The Company sells products to many thousands of customers. Although there is no customer which accounts for 10% or more of the Company's sales, there are several customers of which the loss of any one could have a material adverse effect on the Company's business.

    (viii)The dollar amount of the Company's backlog of orders believed to be firm was approximately $29,715,000 at December 31, 1993, and $30,073,000 at December 31, 1992.

    (ix) The portion of the Company's business with the Government and subject to renegotiation is not considered material.

    (x) The wholesale distribution of all products in which the Company is engaged is highly competitive. Competition results primarily from price, service and the availability of goods. Industry statistics indicate that Noland Company is one of the larger companies in its field.

    (xi) Company-sponsored research and development activities expenditures in 1993, 1992 and 1991 were immaterial.

    (xii) The Company believes it is in full compliance with Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment. The effects of compliance are not material with respect to capital expenditures, earnings and competitive position of the Company. No material capital expenditures are anticipated for environmental control facilities during the remainder of the current year and the succeeding year.

   (xiii) As of December 31, 1993, the Company employed 1,683 persons.

         (d) From its founding in 1915 and continuing through 1993, the Company confined its operations to the Southern area of the United States.

Item 2 Properties

    The main properties of the Company consist of 94 facilities, including warehouses, offices, showrooms, paved outside storage areas and covered pipe storage sheds. These are located throughout the South: in Alabama, Arkansas, Delaware, Florida, Georgia, Kentucky, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Texas, Virginia and West Virginia. Twelve are held under leases and the remaining eighty-two are owned by the Company.
    All but one of the owned properties is free of any related debt. The executive office of the Company is located at 2700 Warwick Boulevard, Newport News, Virginia 23607.

    In the opinion of management, the aforementioned facilities are suitable for the purposes for which they are used, are adequate for the needs of the business and are in continuous use in the day-to-day course of operations. The Company's policy is to maintain, repair and renovate its properties on a continuing basis, replacing older structures with new buildings and yard facilities as the need for such replacement arises. In addition, reference is made to Note 2 (c), page 16 of the Annual Report to Stockholders filed as an exhibit hereto, with respect to property excess to current needs.

Item 3  Legal Proceeding

    None of material consequence.

Item 4  Submission of Matters to a Vote of Security Holders

    None


Additional Item

    Executive Officers of the Registrant

                              Positions and Offices    Business Experience
    Name                 Age  Held with Registrant     During the Past 5 Years

    Lloyd U. Noland, III  50  Chairman of the Board,   Chief Executive Officer
                              President and Director   of the Registrant.

    Donald G. Hurley      61  Vice President-Marketing Chief Marketing Officer.
                              and Director             Previously, Vice
                                                       President Manager of
                                                       Operations-Select
                                                       Branch/Complexes.

    A. P. Henderson, Jr.  50  Vice President-Finance   Chief Financial Officer
                              and Director             of the Registrant.

    Charles A. Harvey     54  Vice President-Corporate Responsible for the
                              Data                     Registrant's Corporate
                                                       Data Division.

    John E. Gullett       52  Vice President-Corporate Responsible for the
                              Communications           Registrant's Corporate
                                                       Communications Dept.

    James E. Sykes, Jr.   50  Treasurer/Secretary      Responsible for Regis-
                                                       trant's treasury
                                                       functions and
                                                       secretarial duties.

    William G. Overman    53  Vice President-Purchases Responsible for Corporate
                                                       Purchases Division.
                                                       Prev. purchasing agent
                                                       for plumbing and heating.

    Ronald K. Binger      47  Vice President-General   Responsible for adminis-
                              Credit Manager           tering the Registrant's
                                                       credit related
                                                       activites. Previously,
                                                       General Credit Manager
                                                       (1991-1992), and Manager
                                                       Internal Audit
                                                       Department.

    David E. Gregg       47   Vice President-Manager   Responsible for electric-
                              of Merchandising,        al and industrial market-
                              Electrical/Industrial    ing activities.  Prev.
                                                       Manager of Merchandising,
                                                       Plumbing and Heating
                                                       (1990-1991) and Complex
                                                       Manager.


All executive officers were elected for a term of one year beginning May 1, 1993 and/or until their successors are elected and qualified. None of the executive officers are related by blood, marriage or adoption. Service has been continuous since the date elected to their present positions. There are no arrangements or understandings between any officer and any other person pursuant to which he was elected an officer. Mr. Noland III has served as an officer since 1981, Mr. Henderson since 1983, Mr. Harvey since 1980, Mr. Gullett since 1982, Mr. Hurley since 1988, Mr. Overman since 1988 and Mr. Sykes since 1982. Messrs Binger and Gregg were elected officers during the April 1993 Board of Directors meeting.

                               PART II


Item 5 Market for the Registrant's Common Stock and Related Security Holder Matters

        The information set forth on the inside back cover of the Annual Report to Stockholders contains information concerning the market price of Noland Company's common stock for the past two years, the number of holders thereof and the dividend record with respect thereto for the past two years. This information is incorporated herein by reference.

Item 6  Selected Financial Data

        The information set forth under the caption "Ten-Year Review of Selected Financial Data" relating to sales, net income, total assets, long-term debt, net income per share and dividends per share for the years 1989 through 1993 is incorporated herein by reference from pages 20 and 21 of the enclosed Noland Company Annual Report to Stockholders for the year ended December 31, 1993.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information set forth under the above caption is incorporated herein by reference from pages 10 and 11 of the enclosed Noland Company Annual Report to Stockholders for the year ended December 31, 1993.

Item 8  Financial Statements and Supplementary Data

        The following consolidated financial statements of Noland Company, included in the Annual Report to Stockholders for the year ended December 31, 1993, are incorporated herein by reference:
                                                                     Annual
                                                                    Report to
                                                                  Stockholders
                                                                     (page)

        Report of Independent Accountants                              12

        Consolidated Statement of Income and Retained Earnings--
           Years ended December 31, 1993, 1992 and 1991                13

        Consolidated Balance Sheet--December 31, 1993, 1992 and 1991   14

        Consolidated Statement of Cash Flows --
           Years ended December 31, 1993, 1992 and 1991                15

        Notes to Consolidated Financial Statements                     16-19



Item 9  Disagreements on Accounting and Financial Disclosure

        None

                              PART III


Item 10 Directors and Executive Officers of the Registrant

        Data relating to Directors is incorporated herein by reference from pages 2 and 3 of the 1994 Noland Company Proxy Statement for the April 20, 1994 Annual Meeting of Stockholders.

        Data relating to Executive Officers is included in Part I of this report.

Item 11 Executive Compensation

        The information set forth under the caption "Compensation of Executive Officers" on page 4 of the 1994 Noland Company Proxy Statement for the April 20, 1994, Annual Meeting of Stockholders is incorporated herein by reference.

Item 12 Security Ownership of Certain Beneficial Owners and Management

        The information set forth under the captions "Voting Securities and Principal Holders Thereof" and "Nominees for Director" on pages 1, 2 and 3 of the 1994 Noland Company Proxy Statement for the April 20, 1994, Annual Meeting of Stockholders is incorporated herein by reference.


Item 13 Certain Relationships and Related Transactions

        (a) There were no material direct or indirect transactions with management and others.

        (b)  Not applicable.

        (c)  Not applicable.

        (d)  Not applicable.


                               PART IV

Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K

        (a)  1.  Consolidated Financial Statements

                 Included in PART II, Item 8 of this report:

                   Report of Independent Accountants

                   Consolidated Statement of Income and Retained
                     Earnings--Years Ended December 31,
                     1993, 1992 and 1991

                   Consolidated Balance Sheet--December 31,
                   1993, 1992 and 1991

                   Consolidated Statement of Cash Flows
                   --Years ended December 31,
                   1993, 1992 and 1991

                   Notes to Consolidated Financial Statements

                 With the exception of the aforementioned information incorporated by reference and the information in the 1993 Annual Report to Stockholders on the inside back cover and pages 11, 12, 20 and 21 incorporated in response to Items 5, 6 and 7 in this Form 10-K Annual Report, the 1993 Annual Report to Stockholders is not to be deemed "filed" as part of this report.

                 The individual financial statements of the registrant have not been filed because consolidated financial statements are filed. The registrant is an operating company and the subsidiary is wholly owned.

             2.  Financial Statement Schedules

                 Included in PART IV of this report:

                 For the three years ended December 31, 1993

                                                            Form 10-K Page(s)

                 Schedule V     Property and Equipment              10

                 Schedule VI    Accumulated Depreciation and
                                Amortization of Property and
                                Equipment                           12

                 Schedule VIII  Valuation and Qualifying
                                Accounts                            13

                 Schedule IX    Short-Term Borrowings               14

                 Other financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

                 Report of Independent Accountants
                 on Consolidated Financial Statement schedules      16

             3. The exhibits are listed in the Index of Exhibits required by
                Item 601 of Regulation S-K at item (c) below.


    (b) Reports on Form 8-K

        No reports on Form 8-K for the three months ended December 31, 1993, were required to be filed.


    (c) The Index of Exhibits and any required Exhibits are included beginning at page 17 of this report.

    (d)  Not applicable.

                            Item 14(a)(2)

                    Financial Statement Schedules

                                               FORM 10-K
                                              SCHEDULE V
                                     Noland Company and Subsidiary
                                      Property and Equipment (1)

Column A                           Column B          Column C        Column D      Column E          Column F

                                   Balance at                                        Other           Balance at
                                   Beginning         Additions                      Changes           End of
Classification                     of Year           at Cost         Retirements   Add (Deduct)        Year

Year ended December 31, 1993

  Land                            $ 12,208,430      $   254,038     $     -       $  (48,837)(2)    $ 12,413,631
  Buildings                         59,614,812        3,363,978        936,385       (36,372)(2)      62,006,033
  Equipment & Fixtures              43,848,498        3,862,724      2,753,506        36,372 (2)      44,994,088
  Leasehold Improvements               973,065          130,009           -             -              1,103,074
  Property Excess to Current Needs   2,455,675             -           303,886        48,837 (2)       2,200,626
        Total                     $119,100,480      $ 7,610,749     $3,993,777    $    -0-          $122,717,452


Year ended December 31, 1992

  Land                            $ 11,802,280      $   409,916     $    7,731    $    3,965 (2)    $ 12,208,430
  Buildings                         57,984,961        2,034,534        379,651       (25,032)(2)      59,614,812
  Equipment & Fixtures              44,313,738        3,668,425      4,177,457        43,792          43,848,498
  Leasehold Improvements               960,846           18,897          5,245        (1,433)            973,065
  Property Excess to Current Needs   2,450,092           59,837         32,754       (21,500)(2)       2,455,675
        Total                     $117,511,917      $ 6,191,609     $4,602,838    $     (208)       $119,100,480
Year ended December 31, 1991

  Land                            $ 12,204,299      $   476,146     $   38,102    $ (840,063)(2)    $ 11,802,280
  Buildings                         54,929,813        3,089,618         59,944        25,474 (2)      57,984,961
  Equipment & Fixtures              43,560,197        2,978,681      2,225,140          -             44,313,738
  Leasehold Improvements               461,237          530,947         31,338          -                960,846
  Property Excess to Current Needs   1,698,971             -            63,468       814,589 (2)       2,450,092
        Total                     $112,854,517      $ 7,075,392     $2,417,992    $    -0-          $117,511,917





[FN]
See Notes to Schedule V on page 11

                          FORM 10-K

                     Notes to Schedule V




(1) For financial reporting purposes, depreciation is computed by the straight-line method based on estimated useful lives of properties (e.g., buildings, 40 years; equipment and fixtures, 3-10 years; and leasehold improvements, over the life of the lease).

    For tax reporting purposes, depreciation is computed by the straight-line method for buildings placed in service after 1986 and by accelerated methods on buildings placed in service prior to 1987 and equipment.

    Property in excess of current needs consists primarily of land held for possible future expansion and branch facilities not currently in use.

(2) Includes reclassifications among the accounts shown. Also includes reclassification to assets held for resale.

                                               FORM 10-K
                                              SCHEDULE VI
                                     Noland Company and Subsidiary
                  Accumulated Depreciation and Amortization of Property and Equipment


    Column A                Column B     Column C        Column D         Column E        Column F

                            Balance at   Additions                         Other         Balance at
                            Beginning   Charged to Costs                  Changes          End of
   Description               of Year       and Expenses  Retirements     Add(Deduct) (1)    Year

Year ended December 31, 1993:
    Buildings              $21,359,847   $ 1,825,990     $  382,263       $   -0-         $22,803,574
    Equipment & Fixtures    28,541,525     4,190,078      2,327,219           -0-          30,404,384
    Leasehold Improvements     280,006        92,142           -              -0-             372,148
            Total          $50,181,378   $ 6,108,210     $2,709,482       $   -0-         $53,580,106

Year ended December 31, 1992:
    Buildings              $19,683,832   $ 1,773,886     $   99,270       $ 1,399         $21,359,847
    Equipment & Fixtures    27,889,677     4,394,178      3,742,330            -           28,541,525
    Leasehold Improvements     197,255        89,395          5,245        (1,399)            280,006
            Total          $47,770,764   $ 6,257,459     $3,846,845       $   -0-         $50,181,378

Year ended December 31, 1991:
    Buildings              $18,014,149   $ 1,712,517     $      42,834    $    -          $19,683,832
    Equipment & Fixtures    25,144,657     4,602,521         1,857,501         -           27,889,677
    Leasehold Improvements     166,534        62,059            31,338         -              197,255
            Total          $43,325,340   $ 6,377,097        $1,931,673    $    -          $47,770,764



[FN]
(1)  Includes reclassifications among the accounts shown.

                                   FORM 10-K

                                 SCHEDULE VIII

                         Noland Company and Subsidiary

                       Valuation and Qualifying Accounts


Column A              Column B              Column C              Column D       Column E
                                            Additions
                      Balance        Charged to   Charged to                     Balance
                      Beginning      Costs and       Other                       at End
Description           of Year        Expenses      Accounts       Deductions(2)  of Year

Valuation accounts
deducted from assets
to which they apply--
for doubtful accounts
receivable

December 31, 1993     $2,206,442     $  816,874(1)  $    -        $2,054,889(3)  $  968,427

December 31, 1992     $2,195,801     $2,799,631(1)  $    -        $2,788,990     $2,206,442

December 31, 1991     $1,950,218     $3,690,693(1)  $    -        $3,445,110     $2,195,801










(1) Net of recoveries on bad debts of $524,859 for 1993, $398,345 for 1992, and $222,938 for
    1991.

(2) Represents charges for which reserve was previously provided.

(3) Includes $200,000 reserve for final disposition of assets accepted as settlement of debt.


                                               FORM 10-K

                                              SCHEDULE IX

                                     Noland Company and Subsidiary

                                         Short-Term Borrowings


                              Column A      Column B       Column C       Column D        Column E        Column F

                                                                                                          Weighted
                                                           Weighted       Maximum          Average        Average
                              Category of                  Average        Amount           Amount         Interest
                              Aggregate     Balance at     Interest       Outstanding      Outstanding    Rate
                              Short-Term    End of         Rate at        During the       During the     During the
                              Borrowings    Year           End of Year(1) Year             Year  (2)      Year  (3)
Year ended December 31, 1993       Banks    $ 7,000,000       3.48%       $ 7,000,000       $   845,758      3.52%

Year ended December 31, 1992       Banks    $ 3,500,000       3.72%       $17,800,000       $ 9,221,006      4.08%

Year ended December 31, 1991       Banks    $10,000,000       4.80%       $12,250,000       $ 6,590,655      6.21%





(1) The Weighted Average Interest Rate at December 31 is the ratio of applicable annual interest expense to the year-end borrowings.

(2) Computed on the basis of average month-end borrowings.

(3) The Weighted Average Interest Rate during the year is the ratio of applicable interest expense for the year to weighted average monthly borrowings.

[FN]
Note:   The interest rate at December 31, 1993 was 3.48%.

                               Signatures


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             NOLAND COMPANY


March 25, 1994                By  Lloyd U. Noland III
                                  Chairman of the Board
                                     and President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                                  Chairman of the Board,
Lloyd U. Noland, III              President and Director          March 25, 1994
Lloyd U. Noland, III

                                  Vice President-Finance,
                                  Chief Financial Officer
Arthur P. Henderson, Jr.          and Director                    March 25, 1994
Arthur P. Henderson, Jr.

                                  Vice President-Marketing        March 25, 1994
Donald G. Hurley                  and Director
Donald G. Hurley


James E, Sykes, Jr.               Treasurer/Secretary             March 25, 1994
James E. Sykes, Jr.

                        COOPERS & LYBRAND

                REPORT OF INDEPENDENT ACCOUNTANTS

          ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

                      _______________________


    Our report on the consolidated financial statements of Noland Company and

Subsidiary has been incorporated by reference in this Form 10-K from page 12 of the 1993 Annual Report to Stockholders of Noland Company.  In connection with our audits of such consolidated financial statements, we have also audited the related consolidated financial statement schedules listed in Item

14 (a) 2 on page 7 of this Form 10-K.


    In our opinion, the consolidated financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.




                                 COOPERS & LYBRAND



Newport News, Virginia
March 4, 1994

                            EXHIBIT INDEX


     Exhibit Number       Exhibit                            Page


            (3)    Articles of Incorporation and Bylaws      Previously Filed


            (4)    Instruments defining the rights of
                   Security holders, including indentures   Not Applicable

            (9)    Voting trust agreement                   Not Applicable

           (10)    Material contracts                       Not Applicable

           (11)    Statement regarding computation of per
                   share earnings--clearly determinable     Not Applicable

           (12)    Statement regarding computation of
                   ratios                                   Not Applicable

           (13)    Portions of Annual Report to        Portions Incorporated
                   Stockholders                             By Reference

           (18)    Letter regarding change in accounting
                   principles                               Not Applicable

           (19)    Previously unfiled documents             Not Applicable

           (22)    Subsidiary of the Registrant             Previously Filed

           (23)    Published report regarding matters
                   submitted to vote of security holders    Not Applicable

           (24)    Consents of experts and counsel          Not Applicable

           (25)    Power of attorney                        Not Applicable

           (28)    Additional exhibits                      Not Applicable

           (29)    Information from reports furnished to
                   state insurance regulatory authorities   Not Applicable


    As to any security holder requesting a copy of the Form 10-K, the Company will furnish any exhibit indicated in the above list as filed with the Form 10-K upon payment to it of its expenses in furnishing such exhibit.

                 This page intentionally left blank.

                             EXHIBIT 13



                                                  Page


Inside back cover                                 20 - 21

Ten Year Review                                   22 - 23

Management Discussions                            24 - 27

Report of Independent Accountants                      28

Consolidated Statement of Income                       29

Consolidated Balance Sheet                             30

Consolidated Statement of Cash Flows                   31

Notes to Consolidated Financial Statements        32 - 42

                            Inside Back Cover Info
                            ______________________


Shareholder and Investor Information

Corporate Information
Corporate Headquarters:

Noland Company
2700 Warwick Boulevard
Newport News,  Virginia  23607
(804) 928-9000

Wholly Owned Subsidiary:

Noland Properties, Inc.
2501 Washington Avenue
Newport News, Virginia 23607
(804) 247-8200

Investor Inquiries or Request for Form 10-K:

Call or write:
Richard L. Welborn
Assistant Vice President-Finance and Tax Administrator
2700 Warwick Boulevard
Newport News, Virginia 23607
(804) 928-9000

Auditors:

Coopers & Lybrand
11832 Rock Landing Drive
Newport News, Virginia 23606

Legal Counsel:

Hunton & Williams
P.O. Box 1535
Richmond, Virginia 23212

Stock Information

  The Company's common stock is traded over the counter as part of NASDAQ's National Market System (symbol: NOLD). On March 15, 1994, the approximate number of holders of record of the Company's common stock was 2,800.

Market Prices:
  The following table sets forth the reported high and low prices for the common stock on the NASDAQ system:
_________________________________
               High      Low
- ---------------------------------
   1993
  Qtr. 4    $17.25    $15.00

  Qtr. 3    $18.00    $15.25
  Qtr. 2     18.50     15.00
  Qtr. 1     18.75     15.00
   1992
  Qtr. 4    $16.50    $14.13
  Qtr. 3     16.50     14.50
  Qtr. 2     16.00     14.50
  Qtr. 1     15.50     12.50
_________________________________
P/E Ratio:
_________________________________
                 High      Low
- ---------------------------------

   1993           21        17

   1992           15        11
_________________________________


Dividend Policy:

Noland has paid regular cash dividends for 61 consecutive years; and, while there can be no assurance as to future dividends because they are dependent on earnings, capital requirements and financial condition, the Company intends to continue that policy. Dividend payments are subject to the restrictions described in the Notes to the Consolidated Financial Statements.

Dividends Paid:
The Company paid quarterly dividends of $.06 per share in each quarter of 1992 and 1993.

Registrar:
Noland Company

Transfer Agent:
Mellon Financial Services
Four Station Square
Pittsburgh, Pennsylvania  15219-1173
(412) 236-8000

Annual Meeting:

April 20, 1994, 2:00 p.m.
Noland's Corporate Headquarters
Newport News, Virginia

TEN-YEAR REVIEW OF SELECTED FINANCIAL DATA (Unaudited)            Annual Report
NOLAND COMPANY AND SUBSIDIARY                                       Pages 20-21

(Dollar amounts in thousands, except per share data)
                                                 1993       1992        1991        1990        1989
Income Statement Data
Sales                                        $402,941   $412,086    $384,535    $428,473    $454,629
Gross Profit                                   77,306     77,265      71,000      79,982      83,328
Operating Expenses                             74,692     73,227      74,355      75,641      75,413
Operating Profit (Loss)                         2,614      4,038      (3,355)      4,341       7,915
Interest Expense                                2,422      3,058       3,724       4,742       5,973
Interest Expense as Percent of Total Assets       1.3        1.7         2.0         2.5         3.1
Income (Loss) Before Income Taxes               5,291      6,610      (1,203)      6,377       8,468
Pretax Profit as Percent of Sales                 1.3        1.6          NA         1.5         1.9
Income Taxes Payable (Receivable)               1,996      2,518        (478)      2,651       3,441
Effective Tax Rate                               37.7       38.1       (39.7)       41.6        40.6
Net Income (Loss)                               3,295      4,092        (725)      3,726       5,027
Income Paid to Stockholders  (Cash Dividends)     888        888       1,702       1,665       1,629
Income Reinvested                               2,407      3,204          NA       2,061       3,398
Property and Equipment Expenditures             7,611      6,191       7,075      10,798       9,812
Depreciation and Amortization                   6,178      6,365       6,543       6,433       6,306
Balance Sheet Data
Stockholders' Equity                          102,596    100,189      96,985      99,412      97,351
Working Capital                                65,203     65,509      64,433      70,701      76,486
Current Ratio                                     2.6        2.8         2.6         2.8         2.8
Total Assets                                  191,380    185,372     189,072     192,887     195,069
Long-term Debt                                 38,505     40,511      42,898      44,299      48,721
Borrowed Funds                                 47,485     46,097      54,299      56,131      60,030
Borrowed Funds as Percent of Total Assets        24.8       24.9        28.7        29.1        30.8
Total Liabilities as Percent of Total Assets     46.4       46.0        48.7        48.5        50.1
Per Share Data *
Net Income (Loss)                                 .89       1.11        (.20)       1.01        1.36
Cash Dividends Paid to Stockholders               .24        .24         .46         .45         .44
Stockholders' Equity (Book Value)               27.72      27.07       26.21       26.86       26.30
Return on Average Stockholders' Equity            3.2        4.2          NA         3.8         5.3
Stock Price Range:
    Average High                                18.13      16.13       14.88       19.19       24.19
    Average Low                                 15.06      13.91       12.25       15.00       22.09
Number of Employees at December 31              1,683      1,720       1,704       1,797       1,924
Number of Branches at December 31                  93         93          92          92          94
Supplemental Information
The Company elected the LIFO method of inventory valuation in 1974.
The above information (i.e., gross profit, income and taxes) is stated on that basis.
Had the Company used the FIFO method, the results would have been:
Gross Profit                                   77,318     76,541      70,888      80,429      84,486
Income (Loss) Before Income Taxes               5,303      5,886      (1,315)      6,824       9,626
Income Taxes Payable (Receivable)               2,000      2,226        (495)      2,770       3,815
Net Income (Loss)                               3,303      3,660        (820)      4,054       5,811
Net Income (Loss) Per Share                       .89        .99        (.22)       1.10        1.57
Stockholders' Equity (Book Value) Per Share     32.21      31.19       30.81       31.17       30.84
Return on Average Stockholders' Equity            2.8        3.2          NA         3.5         5.2
*   Based on 3,700,876 shares outstanding.
(1) Net income for 1987 includes $362,000 ($.10 per share) due to the cumulative effect on prior years of a change in accounting for deferred income taxes.

(2) Net income for 1986 includes $813,000 ($.22 per share) due to a change in accounting for pension costs.

TEN-YEAR REVIEW OF SELECTED FINANCIAL DATA (Unaudited)            Annual Report
NOLAND COMPANY AND SUBSIDIARY                                       Pages 20-21

(Dollar amounts in thousands, except per share data)
                                                 1988       1987        1986        1985        1984
Income Statement Data
Sales                                        $461,255   $434,593    $426,489    $380,913    $335,826
Gross Profit                                   83,491     80,978      79,204      69,414      61,748
Operating Expenses                             75,098     70,397      67,176      60,203      52,219
Operating Profit (Loss)                         8,393     10,581      12,028       9,211       9,529
Interest Expense                                5,673      4,865       4,656       2,971       2,299
Interest Expense as Percent of Total Assets       2.8        2.5         2.6         1.7         1.7
Income (Loss) Before Income Taxes               8,882     11,422      12,259      10,996      10,521
Pretax Profit as Percent of Sales                 1.9        2.6         2.9         2.9         3.1
Income Taxes Payable (Receivable)               3,553      4,936       5,956       4,539       4,389
Effective Tax Rate                               40.0       43.2        48.6        41.3        41.7
Net Income (Loss)                               5,329      6,848(1)    6,303(2)    6,457       6,132
Income Paid to Stockholders  (Cash Dividends)   1,554      1,480       1,458       1,382       1,283
Income Reinvested                               3,775      5,368       4,845       5,075       4,849
Property and Equipment Expenditures            12,918      9,153      10,379      12,352      11,288
Depreciation and Amortization                   6,028      5,623       5,088       3,991       3,104
Balance Sheet Data
Stockholders' Equity                           93,953     90,178      84,810      79,965      74,890
Working Capital                                78,713     83,456      83,528      66,002      51,002
Current Ratio                                     2.5        2.8         3.4         2.4         2.4
Total Assets                                  200,716    194,139     180,264     170,274     133,407
Long-term Debt                                 47,631     51,254      55,504      38,831      18,681
Borrowed Funds                                 68,240     68,462      63,446      59,461      30,732
Borrowed Funds as Percent of Total Assets        33.9       35.3        35.0        35.0        23.0
Total Liabilities as Percent of Total Assets     53.2       53.5        53.0        53.0        43.9
Per Share Data *
Net Income (Loss)                                1.44       1.85(1)     1.70(2)     1.74        1.66
Cash Dividends Paid to Stockholders               .42        .40         .39         .37         .35
Stockholders' Equity (Book Value)               25.39      24.37       22.92       21.61       20.24
Return on Average Stockholders' Equity            5.8        7.8         7.7         8.3         8.5
Stock Price Range:
    Average High                                20.63      22.69       26.31       16.50       13.11
    Average Low                                 18.75      19.13       21.06       15.30       12.27
Number of Employees at December 31              2,019      1,972       1,976       1,990       1,719
Number of Branches at December 31                 101        100         100          99          82
Supplemental Information
The Company elected the LIFO method of inventory valuation in 1974.
The above information (i.e., gross profit, income and taxes) is stated on that basis.
Had the Company used the FIFO method, the results would have been:
Gross Profit                                   88,585     82,665      79,119      68,945      62,433
Income (Loss) Before Income Taxes              13,976     13,109      12,174      10,527      11,206
Income Taxes Payable (Receivable)               5,499      5,304       5,915       4,308       4,723
Net Income (Loss)                               8,477      7,805       6,260       6,219       6,483
Net Income (Loss) Per Share                      2.29       2.11        1.69        1.68        1.75
Stockholders' Equity (Book Value) Per Share     29.71      27.84       26.13       24.85       23.53
Return on Average Stockholders' Equity            8.0        7.8         6.6         6.9         7.7
*   Based on 3,700,876 shares outstanding.
(1) Net income for 1987 includes $362,000 ($.10 per share) due to the cumulative effect on prior years of a change in accounting for deferred income taxes.

(2) Net income for 1986 includes $813,000 ($.22 per share) due to a change in accounting for pension costs.

                                                      Annual Report Pages 10-11
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


    Net income for 1993 was $3.3 million compared to $4.1 million for 1992. Business conditions were weaker than expected in the first six months of the year, resulting in a net loss for that period. However, increased demand for our products in the second half, along with continued improvements in profit margins, credit and inventory during the year, helped offset the mid-year loss and report a net profit for the year.


Results of Operations

    Sales for 1993 were $402.9 million, compared to 1992's sales of $412.1 million or a 2.2 percent decline. The decline in sales was centered in six of the fourteen states in which Noland operates. Sales for 1992, as compared with 1991, increased $27.5 million, or 7.2 percent. Sales in three of the four product departments declined in 1993, with only Air Conditioning/ Refrigeration showing an increase over the prior year. The mix of sales between stock items and direct shipment items was 86 percent and 14 percent, respectively, for both 1993 and 1992.


    Gross profit, as a percent of sales, was 19.2 percent for 1993, 18.7 percent for 1992 and 18.5 percent for 1991. The higher gross profit percentages for 1993 and 1992 represent the
continuing efforts of the Company to improve margins.   The
increased profit margin caused gross profit dollars to equal the year-earlier period despite $9 million in less sales. Gross profit for 1992 and 1991 includes the beneficial effect of the liquidation of certain LIFO inventory layers.


    Operating expenses increased 2.0 percent over 1992 to a total of $74.7 million. Operating expenses, as a percent of sales, were
18.5 percent, 17.8 percent, and 19.3 percent in 1993, 1992, and 1991, respectively. The 1993 increase in operating expenses is principally due to higher personnel-related costs which include a

$548,000 charge for the adoption of Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions." SFAS No. 106 requires the Company to accrue annually the net periodic postretirement benefit cost rather than recognizing the cost when benefits are paid. The $548,000 charge reduced net income by nine cents per share. The Accumulated Postretirement Benefit Obligation at January 1, 1993 was $4.1 million and is being amortized over 20 years. The increased personnel - related costs were largely offset by a $2 million reduction in net bad debts. This was on top of a $900,000 reduction in bad debts in 1992. The Company's 1993 credit losses of $816,000 were less than three-tenths of one percent of sales, the ratio that has been our goal since the beginning of our credit crisis in the early 1990's.


    Interest expense decreased for the fourth consecutive year to a total of $2.4 million. This is $636,000 or 20.8 percent less than 1992. These declines are due largely to lower average short-term borrowings and continued low interest rates.


    Adversely affecting earnings for the year was a $419,000 loss on the sale of the Company's former North Little Rock, Ark.
property, which reduced net income seven cents per share.


    The Company sells products to many thousands of customers. Although there is no customer which accounts for 10 percent or more of the Company's sales, there are several customers of which the loss of any one could have a material adverse effect on the Company's business.


    The growing demand for computer-based, fully automated procurement systems for MRO (maintenance, repair and operating) products is attracting new business and widening the scope and possibilities for potential sales growth in this market. As a result, an increased percentage of Company resources are being dedicated to developing comprehensive working relationships with large industrial customers.

    Looking ahead, the Company believes homebuilding, home remodeling, and manufacturing all should improve in 1994. These better market conditions, coupled with a better-trained sales force and a new year-long sales and marketing program, give reason to believe that sales growth should resume in 1994.

    In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." This Statement will not have a material effect on the Company's financial condition or results of operations. The Statement was adopted January 1, 1994.


Liquidity and Capital Resources

    The Company maintains its liquidity through: (1) cash flow from operations; (2) short-term financings; (3) bank line of credit arrangements, when needed; and (4) additional long-term debt.

    During 1993 the Company generated $5.9 million in cash flow from operations, down from $14.7 million in 1992. The $5.9 million from operations along with additional borrowings of $1.4 million was used to purchase $7.6 million in capital assets and pay dividends.

    The Company's financial position remains strong with working capital of $65.2 million and a current ratio of 2.6 to 1.
Management believes the Company's liquidity, working capital and capital resources are sufficient to meet the needs of the foreseeable future.

Impact of Inflation

    Reported results, for the most part, are net of the impact of inflation because of the Company's use of the LIFO (last-in, first-out) inventory method. During inflationary periods, this method removes artificial profits induced by inflation and presents operating results in truer, more absolute terms. Since adopting LIFO in 1974, the Company has avoided both the recognition of these inflationary profits and the unnecessary payment of related taxes on such income. At approximate replacement cost, the Company's inventory investment was $86.9 million at year-end 1993, while the LIFO inventory balance was $55.5 million -- a difference accumulated since 1974 of $31.4 million.

    For purposes of financial reporting, the depreciation charge to earnings for the use of capital assets is reflected on the straight-line basis which does not necessarily keep pace with rising replacement costs of those assets.

                                                          Annual Report Page 12
REPORT OF INDEPENDENT ACCOUNTANTS
- -------------------------------------------------------------------------------
                                  certified public accountants
COOPERS
& LYBRAND

To the Board of Directors and Stockholders of Noland Company:

     We have audited the accompanying consolidated balance sheets of Noland Company and Subsidiary as of December 31, 1993, 1992 and 1991, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Noland Company and Subsidiary as of December 31, 1993, 1992 and 1991, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.


Newport News, Virginia               Coopers & Lybrand
March 4, 1994

                                                          Annual Report Page 13

CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
NOLAND COMPANY AND SUBSIDIARY

For the years ended December 31, 1993, 1992, and 1991
Sales                                              $402,941  $412,086  $384,535
Cost of Goods Sold:
   Purchases and freight in                         330,244   333,848   313,486
   Inventory, January 1                              50,866    51,839    51,888
   Inventory, December 31                           (55,475)  (50,866)  (51,839)
      Cost of Goods Sold                            325,635   334,821   313,535
Gross Profit on Sales                                77,306    77,265    71,000
Operating Expenses                                   74,692    73,227    74,355
Operating Profit (Loss)                               2,614     4,038    (3,355)
Other Income:
   Cash discounts, net                                3,340     3,445     3,244
   Service charges                                    1,383     1,692     2,229
   Miscellaneous                                        376       493       403
       Total Other Income                             5,099     5,630     5,876
Interest Expense                                      2,422     3,058     3,724
Income (Loss) Before Income Taxes                     5,291     6,610    (1,203)
Income Taxes                                          1,996     2,518      (478)
Net Income (Loss)                                   $ 3,295   $ 4,092     $(725)
Retained Earnings, January 1                         61,916    58,712    61,139
Cash Dividends Paid (1993 and 1992--$.24 per share;
   1991--$.46 per share)                               (888)     (888)   (1,702)
Retained Earnings, December 31                      $64,323  $ 61,916   $58,712
Net Income (Loss) Per Share                         $   .89  $   1.11   $  (.20)

















[FN]
The accompanying notes are an integral part of the financial statements.

                                                          Annual Report Page 14

CONSOLIDATED BALANCE SHEET
NOLAND COMPANY AND SUBSIDIARY

December 31, 1993, 1992, and 1991
(In thousands)
Assets                                                        1993        1992          1991
Current Assets:
 Cash and cash equivalents                                $  2,191    $  2,538      $  2,324
 Accounts receivable(net of allowance for doubtful accounts)46,830      45,267        48,191
 Inventory (net of reduction to LIFO)                       55,475      50,866        51,839
 Deferred income taxes                                       1,763       2,343         2,315
 Prepaid expenses                                              699         368           210
      Total Current Assets                                 106,958     101,382       104,879

 Property and Equipment, at cost:
 Land                                                       12,414      12,208        11,802
 Buildings                                                  62,006      59,615        57,985
 Equipment and fixtures                                     46,097      44,821        45,275
 Property in excess of current needs                         2,200       2,456         2,450
    Total                                                  122,717     119,100       117,512
 Less accumulated depreciation                              53,580      50,181        47,771
    Total Property and Equipment, net                       69,137      68,919        69,741
Assets Held for Resale                                       1,306       1,558         1,901
Prepaid Pension                                             11,706      10,650         9,607
Other Assets                                                 2,273       2,863         2,944
                                                          $191,380    $185,372      $189,072
Liabilities and Stockholders' Equity

Current Liabilities:
 Notes payable, short-term borrowings                     $  7,000    $  3,500      $ 10,000
 Current maturity of long-term debt                          1,980       2,086         1,401
 Accounts payable                                           20,976      18,738        20,643
 Accrued employee compensation                               3,973       3,609         2,951
 Other accruals and liabilities                              6,570       6,603         5,319
 Federal and state income taxes                              1,256       1,337           132
    Total Current Liabilities                               41,755      35,873        40,446
Long-term Debt                                              38,505      40,511        42,898

Deferred Income Taxes                                        8,404       8,799         8,743
Accrued Postretirement Benefits                                120         -            -
Stockholders' Equity:
Capital common stock, par value, $10;
 authorized, 6,000,000 shares; issued, 3,880,888 shares     38,809      38,809        38,809
 Retained earnings                                          64,323      61,916        58,712
    Total                                                  103,132     100,725        97,521
 Less treasury stock, 180,012 shares, at cost                  536         536           536
    Stockholders' Equity                                   102,596     100,189        96,985
                                                          $191,380    $185,372      $189,072



[FN]
The accompanying notes are an integral part of the financial statements.

                                                          Annual Report Page 15

CONSOLIDATED STATEMENT OF CASH FLOWS
NOLAND COMPANY AND SUBSIDIARY

For the years ended December 31, 1993, 1992, and 1991
(In thousands)

                                                               1993      1992       1991

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                          $  3,295    $4,092   $  (725)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation and amortization                              6,178     6,365     6,543
   Amortization of prepaid pension cost                      (1,056)   (1,043)     (748)
   Deferred income taxes                                        185        28      (571)
   Provision for doubtful accounts                            1,341     3,198     3,913
   Loss (gain) on sale of property                              387       (33)       78
   Change in operating assets and liabilities:
     (Increase) decrease in accounts receivable              (2,904)     (274)    2,092
     (Increase) decrease in inventory                        (4,609)      973        49
     (Increase) decrease in prepaid expenses                   (331)     (158)       (2)
     Decrease (increase) in assets held for resale              252       343      (480)
     Decrease (increase) in other assets                        520       (27)      198
     Increase (decrease) in accounts payable                  2,238    (1,905)    1,831
     Increase (decrease) in accrued employee compensation       364       658      (590)
     (Decrease) increase in other accruals and liabilities      (33)    1,284        23
     (Decrease) increase in federal and state income taxes      (81)    1,205      (318)
     Increase in postretirement benefits                        120       -          -
Total adjustments                                             2,571    10,614    12,018
      Net cash provided by operating activities               5,866    14,706    11,293
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                      (7,611)   (6,191)   (7,075)
   Proceeds from sale of assets                                 898       789       408
      Net cash used by investing activities                  (6,713)   (5,402)   (6,667)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Short-term borrowings                                     70,425   178,900   199,435
   Short-term payments                                      (66,925) (185,400) (199,845)
   Long-term debt repayments                                 (2,112)   (1,702)   (1,422)
   Dividends paid                                              (888)     (888)   (1,702)
      Net cash provided (used) by financing activities          500    (9,090)   (3,534)
CASH AND CASH EQUIVALENTS:
(Decrease) increase during year                                (347)      214     1,092
Beginning of year                                             2,538     2,324     1,232
End of year                                                $  2,191  $  2,538   $ 2,324
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
   Interest                                                $  2,463  $  3,145   $ 3,802
   Income taxes                                            $  1,630  $  1,285   $   411
SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING ACTIVITY:
Assets obtained in settlement of accounts receivable       $    -    $    -     $   862

[FN]
The accompanying notes are an integral part of the financial statements.

                                                      Annual Report Pages 16-19
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOLAND COMPANY AND SUBSIDIARY

1.  Principal Business of the Company
    Noland Company is a wholesale distributor of mechanical equipment and supplies. These products are categorized under plumbing/heating, electrical, industrial and air conditioning/refrigeration.

    Markets for these products are all areas of construction-- residential, nonresidential (commercial, institutional and industrial) and non-building (highways, sewer, water and utilities); manufacturing; domestic water systems; and maintenance /repair
/modernization.

    Noland Properties, Inc., a wholly owned subsidiary, holds and manages the real estate holdings of the Company and acquires sites and provides facilities to house the Company's various branches as required.

2.  Summary of Significant Accounting Policies
a.  Principles of Consolidation
    The consolidated financial statements include the accounts of Noland Company and its wholly owned subsidiary, Noland Properties, Inc. All material intercompany transactions have been eliminated.

b.  Inventory
    Inventory is stated at the lower of cost or market, with market being current replacement cost. The cost of inventory has been principally determined by the last-in, first-out (LIFO) method since 1974.


c.  Property and Equipment
    Property and equipment are valued at cost less accumulated depreciation. Depreciation is computed by the straight-line method based on estimated useful lives of properties and equipment.
    Expenditures for maintenance and repairs are charged to earnings as incurred. Upon disposition, the cost and related accumulated depreciation are removed and the resulting gain or loss is reflected in income for the period.

    For tax reporting purposes, depreciation is computed by the straight-line method for buildings placed in service after 1986 and by accelerated methods on equipment and on buildings placed in service prior to 1987.

    Property in excess of current needs consists primarily of land held for possible future expansion and branch facilities not currently in use.

d.  Retirement Plan
    The Company has a noncontributory retirement plan that covers all employees with one year or more of service. Benefits are based on years of service and compensation during active employment. The Company's policy is to fund annually the minimum funding requirements under the Employee Retirement Income Security Act of 1974.

e.  Postretirement Benefit Plans
    The Company offers postretirement health and life benefits to substantially all employees who retire with the required years of service. Health care benefits provided to the retirees and spouses consist of a reimbursement towards the purchase of the retirees' health plan of choice. The amount of reimbursement is based on years of service. Life insurance in the amount of $3,000 is provided to all retirees. Additional coverage may be purchased in an amount up to a total of fifty percent of final earnings. The Company pays a share of the cost of such additional coverage. The cost of these benefits is funded on a pay-as-you-go-basis.

    Net periodic postretirement cost for 1993 was based on the provisions of Statement of Financial Accounting Standards No. 106 "Employers' Accounting For Postretirement Benefits Other Than Pensions." In 1992 and 1991, postretirement benefit costs were recognized as claims were paid.

f.  Income Taxes
    Income tax expense was based on the provisions of Statement of Financial Accounting Standards No. 109 for 1993 and 1992. For 1991, income tax expense was based on the provisions of Statement of Financial Accounting Standards No. 96.

    A deferred tax asset or liability is recognized for the deferred tax consequences of all temporary differences.

g.   Cash and Cash Equivalents
    The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Due to the short maturity period of cash and cash equivalents, the carrying amount approximates the fair value.

    The Company has no requirements for compensating balances. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

h.  Extra Compensation
    All employees with at least one year of service participate in one or more of the Company's extra compensation plans which are based on earnings before income taxes and certain adjustments. The cost of these plans was $1,658,000 in 1993, $1,280,000 in 1992 and
$856,000 in 1991.

3.    Accounts Receivable
  Accounts receivable shown as of December 31, 1993, 1992, and 1991 are net of an allowance for doubtful accounts of $968,000, $2,206,000, and $2,196,000, respectively. Bad debt charges, net of recoveries, were $816,000 for 1993, $2,800,000 for 1992, and
$3,691,000 for 1991.

4.    Inventory
  Comparative year-end inventories are as follows:

                              1993         1992        1991
                                    (In thousands)
- -------------------------------------------------------------
Inventory, at approximate
   replacement cost          $86,879      $82,258     $83,954

Reduction to LIFO             31,404       31,392      32,115

LIFO inventory               $55,475      $50,866     $51,839

  Liquidation of certain inventory layers carried at lower costs which prevailed in prior years as compared with costs of 1992 purchases had the effect of increasing 1992 net income $429,000 ($.12 per share). In 1991 the liquidation decreased net loss $588,000 ($.16 per share).

5.    Notes Payable

a.    Short-term Borrowings:
  Amounts payable to banks were $7,000,000, $3,500,000, and $10,000,000 at December 31, 1993, 1992, and 1991, respectively.
The interest rate, which is based on existing Federal Funds rates, at December 31, 1993 was 3.48 percent. The carrying amount of these short-term borrowings approximates fair value because of the short maturity of the borrowings.

  The Company had unused lines of credit totaling $26,500,000 at December 31, 1993.

b.    Long-term Debt:

                                      1993       1992        1991

                                            (In thousands)

Promissory note, 9.60% interest payable
quarterly, $600,000 due annually June
1994 through 1995, $1,850,000 due
annually June 1996 through 2000 with
balance due June 2001. (1)           $12,400    $13,000    $13,000
Promissory note, 10.15% interest
payable quarterly, $1,250,000 due
annually each January through 1994
with balance due January 1995. (1)     2,625      3,875      5,125
Promissory note, variable interest
payable weekly (3.90% at December
31, 1993), fully revolving basis
through June 1, 1995. (1)             10,000     10,000     10,000
Industrial revenue financings, variable
interest payable quarterly (3.21% to
7.50% at December 31, 1993) with varying
maturities from 1994 to 2004. (1)(2)  15,460     15,690     16,120
Other                                    -           32         54
                                     $40,485    $42,597    $44,299
Less current maturities                1,980      2,086      1,401
                                     $38,505    $40,511    $42,898

(1) Subject to agreements that require the Company to maintain not less than $55,000,000 in working capital and not less than a 1.75-to-1 year-end current ratio. Cash dividends cannot exceed 50 percent of earnings, excluding net gains on disposition of capital assets, reckoned accumulatively from January 1, 1986. Earnings retained since that date not restricted under this provision amount to $5,640,000.

(2) Industrial Development Revenue Refunding Bonds are callable at the option of the bondholders upon giving seven days notice to the Trustee. The carrying value of these bonds is a reasonable estimate of fair value as interest rates are
      based on prevailing market rates.   At December 31, 1993,
      property and equipment with a net book value of $859,000 was pledged as collateral. In addition, to ensure payment of the long-term refunding bonds the Company has caused to be delivered to the Trustee an irrevocable, direct pay letter of credit in favor of the Trustee in the amount of $15,615,000. The contract amount of the letter of credit is a reasonable estimate of its fair value as the value is fixed over the life of the commitment. No material loss is anticipated due to nonperformance by the counterparties to those agreements.

  The fair value of the remaining $25 million of long-term debt is estimated based on the borrowing rates currently available to the Company for loans with similar terms and average maturities. The fair value of this long-term debt is $26.5 million for 1993.

  Annual maturities of long-term debt for the five years subsequent to December 31, 1993, are as follows: 1994, $1,980,000; 1995, $2,105,000; 1996, $3,635,000; 1997, $3,215,000, 1998,
$1,850,000.

6. Postretirement Health Care and Life Insurance Benefits
  Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Accumulated Postretirement Benefit Obligation (APBO) is being amortized over twenty years. The APBO was determined using a 7.5 percent discount rate. The change in accounting reduced 1993 net income $342,000 or nine cents per share. Net postretirement benefit cost reflects the impact of a plan amendment which reduced 1993 cost by approximately $400,000. There are no plan assets.

  The components of net periodic postretirement benefit costs for
1993 are:
(In thousands)
- ------------------------------------------------------------------
Service cost - benefits earned
     during the period                                 $   53
Interest cost on accumulated postretirement
     benefit obligation                                   292
Net amortization and deferral                             203
Net postretirement benefit cost                        $  548

  Postretirement benefit costs for 1992 and 1991 were recognized as claims were paid and totaled $287,000 and $277,000, respectively.

  The following table sets forth the plans' combined postretirement benefit liability as of December 31, 1993:
  (In thousands)
  Accumulated postretirement benefit obligation:
      Retirees                                      $(2,288)
      Fully eligible active employees                  (863)
      Other active plan participants                   (898)
                                                     (4,049)
  Unrecognized transition obligation                  3,863
  Unrecognized net loss                                  66
  Postretirement liability recognized in the
       balance sheet                                $  (120)

7.    Retirement Plan
  The components of the provision for net periodic pension cost were as follows:
                                    1993       1992       1991
                                           (In thousands)
- -----------------------------------------------------------------
Service cost - benefits earned
    during the period            $   749    $   847    $   738
Interest cost on projected
    benefit obligation             2,128      2,038      1,963
Actual return on assets           (4,272)    (1,877)    (7,652)
Net amortization and deferral        339     (2,051)     4,203
Net pension cost                 $(1,056)   $(1,043)   $(  748)

  Assumptions used in the accounting were:
                                    1993       1992       1991
  Discount rate                      7.5%       8.0%       7.0%
  Rate of increase in future
  compensation levels                4.0%       4.0%       4.0%
  Long-term rate of return           8.0%       8.0%       8.0%

  The following table sets forth the Plan's funded status and the related amounts recognized in the Company's balance sheet at December 31, 1993, 1992, and 1991.

                                         1993       1992       1991
                                              (In thousands)
- -----------------------------------------------------------------------
Actuarial present value of
projected benefit obligation,
based on employment service
to date and current salary
levels:
     Vested benefits                 $(27,501) $(25,076) $(26,886)
     Nonvested benefits                  (494)     (426)     (398)
     Accumulated benefit obligation   (27,995)  (25,502)  (27,284)
     Additional amounts related
     to projected salary increases     (2,219)   (2,228)   (2,437)
     Projected benefit obligation     (30,214)  (27,730)  (29,721)
     Plan assets at fair value;
     primarily U.S. Government and
     corporate bonds and equity
     securities                        42,733    40,339    40,187
     Plan assets in excess of
     projected benefit obligation      12,519    12,609    10,466
     Unrecognized net loss/(gain)
     from past experience different
     from that assumed                   (245)     (256)    1,979
     Unrecognized net asset at
     January 1, 1986, being
     recognized principally over
     8.5 years                           (568)   (1,703)   (2,838)
     Prepaid pension                 $ 11,706   $10,650  $  9,607

  In February 1991, the Company made changes to its retirement plan which had the effect of increasing net pension cost $1,121,000 in 1991.

8.  Income Taxes
    The Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" effective January 1, 1992.
There was no effect on 1992 or prior years' net income due to this change in accounting.

  Tax expense (benefit):
                                         1993        1992        1991
                                                (In thousands)
- ---------------------------------------------------------------------------
Federal:
      Current                           $1,310      $2,127     $ (189)
      Deferred                             436          24       (224)
State:
      Current                              239         363        (27)
      Deferred                              11           4        (38)
      Total                             $1,996      $2,518     $ (478)

  The components of the net deferred tax liability are:

                                         1993        1992        1991
                                                (In thousands)
Current deferred (assets)
  Accounts receivable                   $ (365)     $ (830)    $ (826)
  Inventory                               (875)     (1,004)      (999)
  Accrued vacation                        (523)       (509)      (490)
    Total net current deferred (asset)  (1,763)     (2,343)    (2,315)
Noncurrent deferred (assets) liabilities
  Property and equipment                 4,706       4,900      5,243
  Pension asset                          4,405       4,007      3,615
  Postretirement
  benefit liability                       (206)        -           -
  Other                                   (501)       (108)      (115)
    Total net noncurrent deferred
    liability                            8,404       8,799      8,743
  Net deferred liability                $6,641      $6,456     $6,428


     The reasons for the difference between total tax expense
(benefit) and the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes are as follows:
                               1993        1992        1991
                                      (In thousands)
Statutory rate applied to
  pretax income               $1,799      $2,248      $ (409)
State income taxes, net
  of federal tax benefit         158         240         (36)
Other                             39          30         (33)
Total tax expense (benefit)   $1,996      $2,518      $ (478)

9.  Postemployment Benefits
    In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." The Statement was adopted on January 1, 1994. This Statement is not material to the Company's financial condition or results of operations.

10.   Lease Commitments
      The Company leases various assets used in its business, notably some of the warehouse and office facilities and equipment. These leases have varying expiration dates and often include renewal and purchase options. Certain leases require the Company to pay escalations in cost over base amounts for taxes, insurance, or other operating expenses incurred by lessor.

     Rental expense under operating leases for 1993, 1992, and 1991 was $792,000, $764,000, and $631,000, respectively.

     Minimum payments due for years after 1993 under noncancelable operating leases are $550,000 in 1994, $251,000 in 1995, $186,000 in
1996, $61,000 in 1997 and $94,000 thereafter.

11.  Concentration of Credit Risk
  The Company sells its products to all major areas of construction and manufacturing markets throughout the Southern United States. When the Company grants credit, it is primarily to customers whose ability to pay is dependent upon the construction and manufacturing industry economics prevailing in the Southern United States; however, concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising the Company's customer base. The Company performs ongoing credit evaluations of its customers and in certain situations requires collateral. The Company maintains reserves for potential credit losses, and such losses have been within management's expectations.

12.  Contingencies
     The Company is a defendant in various lawsuits arising in the normal course of business. In the opinion of management, the outcome of these lawsuits will not have a material adverse effect on the Company's financial position.