Form 10-Q
period 1994-03-31
NOLAND CO
filed 1994-04-29
CIK 72243

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549


                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934



    For the quarter ended March 31, 1994             Commission file no. 2-27393




                                 NOLAND COMPANY



A Virginia Corporation                            IRS Identification #54-0320170

                              2700 Warwick Boulevard
                          Newport News,  Virginia  23607
                            Telephone:  (804) 928-9000






Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing require-ments for the past 90 days.
      Yes __X__     No _____


Outstanding capital common stock, $10.00 par value at April 20, 1994, 3,700,876 shares.





[FN]
This report contains 11 pages.

                               NOLAND COMPANY AND SUBSIDIARY

                                           INDEX




PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

            Consolidated Balance Sheets -

                  March 31, 1994 (Unaudited), and Dec. 31, 1993 (Audited).... 3

            Unaudited Consolidated Statements of Income -

                  Three Months Ended March 31, 1994 and 1993................. 4

            Unaudited Consolidated Statements of Retained Earnings -

                  Three Months Ended March 31, 1994 and 1993................. 5

            Unaudited Consolidated Statements of Cash Flows -

                  Three Months Ended March 31, 1994 and 1993................. 6

            Notes to Unaudited Consolidated Financial Statements............. 7

      Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................... 8-9

PART II.  OTHER INFORMATION

           Items 1, 2, 3, 4, 5, and 6........................................ 10

SIGNATURES .................................................................. 11

                                PART 1. FINANCIAL INFORMATION
                                NOLAND COMPANY AND SUBSIDIARY
                                 Consolidated Balance Sheets

Item 1. Financial Statements
                                                         March 31,  December 31,
                                                           1994        1993
                                                        (Unaudited)  (Audited)
Assets
Current Assets:
      Cash and cash equivalents                       $  4,476,831  $  2,191,153
      Accounts receivable, net                          44,384,162    46,829,595
      Inventory, net                                    64,104,925    55,474,887
      Deferred income taxes                              1,763,065     1,763,065
      Prepaid expenses                                     790,067       698,572
            Total Current Assets                       115,519,050   106,957,272

Property and Equipment, at cost:
      Land                                              12,460,900    12,413,631
      Buildings                                         62,123,852    62,006,032
      Equipment and fixtures                            46,513,179    46,097,163
      Property excess to current needs                   2,091,952     2,200,626
            Total                                      123,189,883   122,717,452
      Less accumulated depreciation                     54,488,576    53,580,106
            Property and Equipment, net                 68,701,307    69,137,346
Assets Held for Resale                                   1,355,897     1,305,986
Prepaid Pension                                         11,805,599    11,705,599
Other Assets                                             1,983,147     2,273,348
                                                      $199,365,000  $191,379,551

Liabilities and Stockholders' Equity
Current Liabilities:
      Notes payable, short-term borrowings            $  3,800,000  $  7,000,000
      Current maturity of long-term debt                 2,105,000     1,980,000
      Accounts payable                                  37,059,200    20,976,392
      Employee compensation                              2,975,053     3,972,603
      Accruals and other liabilities                     4,520,621     6,183,664
      Federal and state income taxes                       561,830     1,256,093
            Total Current Liabilities                   51,021,704    41,368,752

Long-term Debt                                          37,130,000    38,505,000

Deferred Income Taxes                                    8,403,742     8,403,742

Accrued Postretirement Benefits                            179,281       505,517

Stockholders' Equity:
      Capital common stock, par value $10;
      authorized, 6,000,000 shares; issued,
      3,880,888 shares                                  38,808,880    38,808,880
      Retained earnings                                 64,357,143    64,323,410
            Total                                      103,166,023   103,132,290
      Less treasury stock, 180,012, at cost                535,750       535,750
            Stockholders' Equity                       102,630,273   102,596,540
                                                      $199,365,000  $191,379,551

[FN]
The accompanying notes are an integral part of the financial statements.

                                NOLAND COMPANY AND SUBSIDIARY

                         Unaudited Consolidated Statements of Income


                                                             Three Months Ended
                                                                  March 31

                                                          1994               1993
Merchandise sales                                     $ 97,051,251      $ 88,302,657

Cost of goods sold:
      Purchases and freight-in                          87,622,067        77,891,255
      Inventory, beginning                              55,474,886        50,865,543
      Inventory, ending                                (64,104,926)      (56,656,549)

            Cost of goods sold                          78,992,027        72,100,249

Gross profit on sales                                   18,059,224        16,202,408

Operating expenses                                      18,435,677        18,406,089

Operating loss                                            (376,453)       (2,203,681)

Other income:
      Cash discounts, net                                  924,956           773,236
      Service charges                                      330,042           357,940
      Miscellaneous                                        107,381           119,805

            Total other income                           1,362,379         1,250,981

Interest expense                                           576,842           612,208

Income (loss) before income taxes                          409,084        (1,564,908)

Income taxes                                               153,300          (588,900)

Net income (loss)                                     $    255,784      $   (976,008)

Earnings (loss) per share (based on
      3,700,876 shares outstanding)                   $        .07      $       (.26)

Cash dividends per share                              $        .06      $        .06










[FN]
The accompanying notes are an integral part of the financial statements.

                               NOLAND COMPANY AND SUBSIDIARY

                   Unaudited Consolidated Statements of Retained Earnings


                                                        Three Months Ended
                                                              March 31

                                                        1994            1993

Retained earnings, January 1                        $64,323,410     $61,916,132

Add (deduct) net income (loss)                          255,784        (976,008)

Deduct cash dividends paid
($.06 per share)                                       (222,051)       (222,051)

Retained earnings, March 31                         $64,357,143     $60,718,073





































[FN]
The accompanying notes are an integral part of the financial statements.

                                NOLAND COMPANY AND SUBSIDIARY

                       Unaudited Consolidated Statements of Cash Flows

                                                                        Three Months
                                                                        Ended March 31

                                                                   1994        1993
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                  $    255,784    $ (976,008)
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                               1,550,524     1,568,417
   Amortization of prepaid pension cost                         (100,000)     (180,000)
   Provision for doubtful accounts                               344,250       569,625
   Loss on sale of property                                       44,234          -
   Change in operating assets and liabilities:
    Decrease in accounts receivable                            2,101,183     3,844,559
    (Increase) in inventory                                   (8,630,038)   (5,791,006)
    (Increase) in prepaid expenses                               (91,495)      (64,229)
    (Increase) decrease in assets held for resale                (49,911)       43,275
    Decrease in other assets                                     272,701        92,856
    Increase in accounts payable                              16,082,808     5,998,148
    (Decrease) in employee compensation                         (997,550)     (696,810)
    (Decrease) in accruals and other liabilities              (1,663,043)   (2,588,045)
    (Decrease) increase in federal and state income taxes       (694,263)   (1,327,875)
    (Decrease) increase in postretirement benefits              (326,236)      137,000
 Total adjustments                                             7,843,164     1,605,915
  Net cash provided by operating activities                    8,098,948       629,907
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                        (1,378,949)   (1,174,577)
  Proceeds from sale of assets                                   237,730       107,806
  Net cash used by investing activities                       (1,141,219)   (1,066,771)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term (payments) borrowings-net                        (3,200,000)     (300,000)
  Long-term debt repayments                                   (1,250,000)   (1,251,447)
  Dividends paid                                                (222,051)     (222,051)
  Net cash used by financing activities                       (4,672,051)   (1,773,498)
CASH AND CASH EQUIVALENTS:
Increase (decrease) during first quarter                       2,285,678    (2,210,362)
Beginning of year                                              2,191,153     2,538,167
End of first quarter                                          $4,476,831   $   327,805
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the first quarter for:
   Interest                                                   $  584,951   $   627,359
   Income taxes                                               $  847,563   $   830,504







[FN]
The accompanying notes are an integral part of the financial statements.

                       NOLAND COMPANY AND SUBSIDIARY

            Notes to Unaudited Consolidated Financial Statements



1. In the opinion of the Company, the accompanying unaudited consolidated statements of income contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations for the three months ended March 31, 1994 and 1993.

2. The Notes to Consolidated Financial Statements included in the Company's December 31, 1993, Annual Report on Form 10-K are an integral part of the interim unaudited financial statements and remain substantially unchanged. The Company takes a physical inventory annually on December 31 of each year. Interim period cost of goods sold is determined by costing sales as follows: stock items at current acquisition costs; direct shipments from manufacturers to customers at identified cost. Elements of cost that are finally determinable only at year-end have been considered by management.

3. Due to the seasonal nature of the construction industry supplied by the registrant, interim results of operations of each period are not necessarily indicative of earnings for the year.

4. Accounts Receivable as of March 31, 1994 and 1993 are net of allowance for doubtful accounts of $968,427 and $2,206,442, respectively. Quarterly bad debt charges, net of recoveries, were $247,992 for 1994 and $494,805 for 1993.

5. The dollar amount of Noland Company's backlog of orders believed to be firm was approximately $36,250,698 at March 31, 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
The Company generally generates its cash needs through: (1) cash flow from operations; (2) short-term borrowings; (3) bank lines of credit arrangements, when needed; and (4) additional long-term debt.

The Company generated $2.2 million in cash from operations during the first three months of 1994, compared to $630,000 for the same year-earlier period. The cash was used for capital expenditures ($1.4 million), short and long-term debt payments ($4.4 million) and dividend payments. Management believes the Company has adequate financial resources to meet the needs of the foreseeable future.

Results of Operations
For the first quarter of 1994 the Company had net income of $256,000 or seven cents per share compared to a net loss of $976,000 or 26 cents per share for the first quarter of 1993.

Sales for the first quarter of 1994 were up 9.9 percent compared to the first quarter of 1993. The Company was pleased with this improvement in light of the extremely harsh winter weather that hit many parts of the South in the early part of this year. All four product departments contributed to the sales increase. The Company's gross margin of profit continued to improve, increasing three-tenths of a percentage point over the year-earlier period. Operating expenses equaled the year-earlier period but were still higher than gross profit, resulting in a $376,000 operating loss for the quarter. 1993's first quarter operating loss was $2.2 million.

Interest expense declined by 5.8 percent, due to a $2.1 million reduction in long-term debt versus a year ago.

The economic outlook remains bright, despite recent concerns about rising interest rates. Consumer confidence surged in March to the highest level in nearly four years, prompting people to buy homes and other big-ticket items they had been putting off. Homebuilding activity, in particular, continues to be the engine driving this recovery, and the Company is fully participating in that key market.

                          PART II. OTHER INFORMATION



Item 1.   None

Item 2.   None

Item 3.   None

Item 4.   None

Item 5.   None

Item 6.   None

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the

Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  NOLAND COMPANY





April 27, 1994                    Arthur P. Henderson, Jr.
                                  Arthur P. Henderson, Jr.
                                  Vice President-Finance