Form 10-Q
period 1994-06-30
NOLAND CO
filed 1994-08-09
CIK 72243

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended June 30, 1994             Commission file no. 2-27393




                                NOLAND COMPANY




A Virginia Corporation                           IRS Identification #54-0320170


                            2700 Warwick Boulevard
                        Newport News,  Virginia  23607
                          Telephone:  (804) 928-9000






Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
      Yes _X_     No ___


Outstanding capital common stock, $10.00 par value at July 15, 1994, 3,700,876 shares.











[FN]
This report contains 12 pages.

                               NOLAND COMPANY AND SUBSIDIARY

                                           INDEX


                                                                     PAGE NO.

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Consolidated Balance Sheets -

             June 30, 1994 (Unaudited) and Dec. 31, 1993 (Audited).....   3

          Unaudited Consolidated Statements of Income -

             Three Months and Six Months Ended June 30, 1994 and 1993..   4

          Unaudited Consolidated Statements of Retained Earnings -

             Six Months Ended June 30, 1994 and 1993..................    5

          Unaudited Consolidated Statements of Cash Flows -

             Six Months Ended June 30, 1994 and 1993..................    6

          Notes to Unaudited Consolidated Financial Statements........  7-8

     Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations................... 9-10

PART II.  OTHER INFORMATION

           Items 1, 2, 3, 4, 5, and 6.................................   11

SIGNATURES ............................................................  12

                               PART 1. FINANCIAL INFORMATION
                               NOLAND COMPANY AND SUBSIDIARY
                                Consolidated Balance Sheets

   Item 1. Financial Statements
                                                         June 30,   December 31,
                                                           1994        1993
                                                       (Unaudited)   (Audited)
Assets
Current Assets:
      Cash and cash equivalents                       $  4,533,512  $  2,191,153
      Accounts receivable, net                          51,276,868    46,829,595
      Inventory, net                                    64,122,742    55,474,887
      Deferred income taxes                              1,763,065     1,763,065
      Prepaid expenses                                     363,887       698,572
            Total Current Assets                       122,060,074   106,957,272

Property and Equipment, at cost:
      Land                                              12,501,307    12,413,631
      Buildings                                         62,693,775    62,006,032
      Equipment and fixtures                            47,210,830    46,097,163
      Property excess to current needs                   2,091,952     2,200,626
            Total                                      124,497,864   122,717,452
      Less accumulated depreciation                     55,321,812    53,580,106
            Property and Equipment, net                 69,176,052    69,137,346
Assets Held for Resale                                   1,355,897     1,305,986
Prepaid Pension                                         11,905,599    11,705,599
Other Assets                                             1,406,350     2,273,348
                                                      $205,903,972  $191,379,551

Liabilities and Stockholders' Equity
Current Liabilities:
      Notes payable, short-term borrowings            $  3,100,000  $  7,000,000
      Current maturity of long-term debt                 2,105,000     1,980,000
      Accounts payable                                  41,854,494    20,976,392
      Employee compensation                              3,447,539     3,972,603
      Accruals and other liabilities                     5,443,577     6,183,664
      Federal and state income taxes                       904,622     1,256,093
            Total Current Liabilities                   56,855,232    41,368,752

Long-term Debt                                          36,530,000    38,505,000

Deferred Income Taxes                                    8,403,742     8,403,742

Accrued Postretirement Benefits                            129,124       505,517

Stockholders' Equity:
      Capital common stock, par value $10;
      authorized, 6,000,000 shares; issued,
      3,880,888 shares                                  38,808,880    38,808,880
      Retained earnings                                 65,712,744    64,323,410
            Total                                      104,521,624   103,132,290
      Less treasury stock, 180,012, at cost                535,750       535,750
            Stockholders' Equity                       103,985,874   102,596,540
                                                      $205,903,972  $191,379,551






[FN]
The accompanying notes are an integral part of the financial statements.

                                 NOLAND COMPANY AND SUBSIDIARY

                        Unaudited Consolidated Statements of Income


                                      Three Months Ended               Six Months Ended
                                           June 30,                        June 30,

                                     1994            1993            1994            1993
Merchandise sales               $ 115,931,471   $ 105,150,139   $ 212,982,722   $ 193,452,796

Cost of goods sold:
    Purchases and freight-in       94,375,279      83,545,937     181,997,346     161,437,192
    Inventory, beginning           64,104,926      56,656,549      55,474,886      50,865,543
    Inventory, ending              64,122,742      54,573,322      64,122,742      54,573,322

      Cost of goods sold           94,357,463      85,629,164     173,349,490     157,729,413

 Gross profit on sales             21,574,008      19,520,975      39,633,232      35,723,383

 Operating expenses                19,769,642      19,052,072      38,205,319      37,458,161

 Operating profit (loss)            1,804,366         468,903       1,427,913      (1,734,778)

 Other income:
    Interest                           19,623          23,590          51,626          57,661
    Cash discounts, net               981,055         832,319       1,906,011       1,605,555
    Service charges                   294,345         296,199         592,384         620,068
    Other gains (losses)
      and recoveries                    -            (419,460)        (44,234)       (419,460)
    Miscellaneous                      71,496         104,261         223,111         224,066

               Total other income   1,366,519         836,909       2,728,898       2,087,890

 Interest expense                     641,430         625,215       1,218,272       1,237,423

 Income(loss)before income taxes    2,529,455         680,597       2,938,539        (884,311)

 Income taxes:
   State                              139,100          37,400         161,700         (48,700)
   Federal                            812,700         210,900         943,400        (291,900)

     Total income taxes               951,800         248,300       1,105,100        (340,600)

 Net income (loss)              $   1,577,655   $     432,297   $   1,833,439   $    (543,711)

 Earnings (loss) per share
 (based on 3,700,876 shares
 outstanding)                   $         .43   $         .11   $         .50   $        (.15)

 Cash dividends per share       $         .06   $         .06   $         .12   $         .12








[FN]
    The accompanying notes are an integral part of the financial statements.

                                  NOLAND COMPANY AND SUBSIDIARY

                Unaudited Consolidated Statements of Retained Earnings



                                                        Six Months Ended
                                                             June 30,

                                                        1994            1993

Retained earnings, January 1                        $64,323,410     $61,916,132

Add (deduct) net income (loss)                        1,833,439        (543,711)

Deduct cash dividends paid
($.12 per share)                                       (444,105)       (444,104)

Retained earnings, June 30                          $65,712,744     $60,928,317









































[FN]
The accompanying notes are an integral part of the financial statements.

                                 NOLAND COMPANY AND SUBSIDIARY

                      Unaudited Consolidated Statements of Cash Flows

                                                                       Six Months
                                                                      Ended June 30


                                                                    1994          1993
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                           $ 1,833,439     $  (543,711)
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
 Depreciation and amortization                                3,105,768       3,120,438
 Amortization of prepaid pension cost                          (200,000)       (360,000)
 Provision for doubtful accounts                                688,500       1,139,250
 Loss on sale of property                                        44,234         419,460
Change in operating assets and liabilities:
 (Increase) in accounts receivable                           (5,135,773)     (2,511,404)
 (Increase) in inventory                                     (8,647,855)     (3,707,780)
 Decrease in prepaid expenses                                   334,685           4,980
 (Increase) decrease in assets held for resale                  (49,911)         52,175
 Decrease in other assets                                       831,998         210,070
 Increase in accounts payable                                20,878,102      16,946,066
 (Decrease) in employee compensation                           (525,064)       (445,286)
 (Decrease) in accruals and other liabilities                  (740,087)     (2,195,743)
 (Decrease) in federal and state income taxes                  (351,471)     (1,217,964)
 (Decrease) increase in accrued post retirement benefits       (376,393)        274,000
Total adjustments                                             9,856,733      11,728,262
 Net cash provided by operating activities                   11,690,172      11,184,551
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                        (3,497,957)     (2,890,372)
 Proceeds from sale of assets                                   344,249         532,326
 Net cash used by investing activities                       (3,153,708)     (2,358,046)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Short-term borrowings (payments) net                        (3,900,000)     (3,500,000)
 Long-term debt repayments                                   (1,850,000)     (1,852,922)
 Dividends paid                                                (444,105)       (444,104)
 Net cash used by financing activities                       (6,194,105)     (5,797,026)
CASH AND CASH EQUIVALENTS:
Increase during first six months                              2,342,359       3,029,479
Beginning of year                                             2,191,153       2,538,167
End of first six months                                     $ 4,533,512    $  5,567,646
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the first six months for:
 Interest                                                   $ 1,218,272    $  1,245,614
 Income taxes                                               $ 1,456,571    $    877,364











[FN]
The accompanying notes are an integral part of the financial statements.

                                  NOLAND COMPANY AND SUBSIDIARY

         Notes to Unaudited Consolidated Financial Statements


1. In the opinion of the Company, the accompanying unaudited consolidated statements of income contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations for the six months ended June 30, 1994 and 1993.

2. The Notes to Consolidated Financial Statements included in the Company's December 31, 1993 Annual Report on Form 10-K are an integral part of the interim unaudited financial statements and remain substantially unchanged. The Company takes a physical inventory annually on December 31 of each year. Interim period cost of goods sold is determined by costing sales as follows: stock items at current acquisition costs; direct shipments from manufacturers to customers at identified cost. Elements of cost that are finally determinable only at year-end have been considered by management.

3. Due to the seasonal nature of the construction industry supplied by the registrant, interim results of operations of each period are not necessarily indicative of earnings for the year.

4. Accounts Receivable as of June 30, 1994 and 1993 are net of allowance for doubtful accounts of $968,427 and $2,206,442, respectively. Second quarter bad debt charges, net of recoveries, were $247,814 for 1994 and $484,744 for 1993.
      Year-to-date bad debt charges, net of recoveries, were $495,806 for 1994 and $979,549 for 1993.

5. The dollar amount of Noland Company's backlog of orders believed to be firm was approximately $41,109,394 at June 30, 1994.

6. At the April 20, 1994 Annual Meeting of Stockholders, the stockholders approved a restricted stock plan for certain senior executives of the company.

      The plan covers in the aggregate 50,000 shares of common stock and provides for annual grants to certain senior executives of up to an aggregate of 10,000 shares of restricted stock each year. Participants may not dispose or otherwise transfer stock granted for three years from date of grant.
      Restrictions lapse at the rate of 20% of the stock per year, beginning in the third year. Upon issuance of stock, unearned compensation equal to the cost to acquire the stock will be charged to stockholders' equity and subsequently amortized over a seven year period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
The Company generally generates its cash needs through: (1) cash flow from operations; (2) short-term borrowings; (3) bank lines of credit arrangements, when needed; and (4) additional long-term debt.

For the first six months of 1994, the Company generated $11.7 million in cash from operations, compared to $11.2 million for the same period last year. The cash was used to purchase property and equipment, pay off short-term debt, and reduce long-term debt and pay dividends. Management believes the Company has adequate financial resources to meet the needs of foreseeable future.

Results of Operations
Second-quarter sales of $115.9 million were 10.3 percent greater than the $105.2 million recorded in the second quarter of 1993. The construction industry and the manufacturing sector were operating at healthy levels, creating strong demand for our products and services. Sales for all four product departments increased, led by the industrial department's 15 percent gain in sales of maintenance, repair and operating supplies. In addition, the air conditioning/refrigeration department established a new all-time monthly sales record in June, indicating this should be a very good summer for the sale of air conditioning replacement equipment.

The overall gross margin of profit on sales remained at recently improved levels and operating expenses rose by only 3.8 percent.
Operating profit for the second quarter of 1994 totaled $1,804,000 compared to $469,000 for the year-earlier period.

Interest expense rose 2.6 percent in the second quarter, due to higher short-term interest rates and increased inventories and accounts receivable.

Adversely affecting profits in the second quarter of 1993 was a $419,000 loss on the sale of the Company's former North Little Rock, Ark., branch property, which reduced net income by $253,760, or seven cents per share.

For the first six months, Noland's sales totaled $212,983,000, for a 10.1 percent increase over the year-earlier period. Net income for the first half of 1994 totaled $1,833,000, or 50 cents per share, versus a first-half 1993 net loss of $544,000, or 15 cents per share.

Prospects are good for continued strength in the Company's key markets in the coming months. Although there are growing concerns about inflation and the prospect of further hikes in interest rates. Employment is growing and consumer confidence is high, both of which bode well for demand for housing and consumer goods.

                       PART II. OTHER INFORMATION



Item 1.  None
Item 2.  None
Item 3.  None
Item 4.  None
Item 5.  None
Item 6.  None

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934,

the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            NOLAND COMPANY




July 22, 1994                         Arthur P. Henderson, Jr.
                                      Arthur P. Henderson, Jr.
                                      Vice President-Finance