Form 10-Q
period 1994-09-30
NOLAND CO
filed 1994-10-27
CIK 72243

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended September 30, 1994        Commission file no. 2-27393




                                 NOLAND COMPANY




A Virginia Corporation                           IRS Identification #54-0320170


                             2700 Warwick Boulevard
                         Newport News,  Virginia  23607
                           Telephone:  (804) 928-9000






Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
      Yes  X      No


Outstanding capital common stock, $10.00 par value at October 20, 1994 3,700,876 shares.






[FN]
This report contains 12 pages.

                            NOLAND COMPANY AND SUBSIDIARY

                                        INDEX


                                                                        PAGE NO.

PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

          Consolidated Balance Sheets -

              September 30, 1994 (Unaudited) and Dec. 31, 1993 (Audited).......3

          Unaudited Consolidated Statements of Income -

             Three Months and Nine Months Ended September 30, 1994 and 1993....4

          Unaudited Consolidated Statements of Retained Earnings -

             Nine Months Ended September 30, 1994 and 1993.....................5

          Unaudited Consolidated Statements of Cash Flows -

             Nine Months Ended September 30, 1994 and 1993.....................6

          Notes to Unaudited Consolidated Financial Statements...............7-8

      Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations.........................9-10

PART II.  OTHER INFORMATION

          Items 1, 2, 3, 4, 5, and 6..........................................11

SIGNATURE.....................................................................12

                                 PART 1. FINANCIAL INFORMATION
                                 NOLAND COMPANY AND SUBSIDIARY
                                  Consolidated Balance Sheets

   Item 1. Financial Statements


                                                     September 30,  December 31,
                                                         1994           1993
                                                      (Unaudited)     (Audited)
   Assets
   Current Assets:
        Cash and cash equivalents                    $  4,993,118   $  2,191,153
        Accounts receivable, net                       51,275,895     46,829,595
        Inventory, net                                 61,646,445     55,474,887
        Deferred income taxes                           1,763,065      1,763,065
        Prepaid expenses                                  280,732        698,572
                   Total Current Assets               119,959,255    106,957,272

   Property and Equipment, at cost:
        Land                                           12,494,871     12,413,631
        Buildings                                      63,236,956     62,006,032
        Equipment and fixtures                         47,697,842     46,097,163
        Property excess to current needs                2,091,952      2,200,626
                   Total                              125,521,621    122,717,452
        Less accumulated depreciation                  56,489,915     53,580,106
                   Property and Equipment, net         69,031,706     69,137,346
   Assets Held for Resale                               1,355,897      1,305,986
   Prepaid Pension                                     12,005,599     11,705,599
   Other Assets                                         1,357,587      2,273,348
                                                     $203,710,044   $191,379,551
   Liabilities and Stockholders' Equity
   Current Liabilities:
        Notes payable, short-term borrowings         $  8,750,000   $  7,000,000
        Current maturity of long-term debt              2,105,000      1,980,000
        Accounts payable                               32,883,572     20,976,392
        Employee compensation                           3,812,389      3,972,603
        Accruals and other liabilities                  5,568,791      6,183,664
        Federal and state income taxes                    467,998      1,256,093
                   Total Current Liabilities           53,587,750     41,368,752

   Long-term Debt                                      36,400,000     38,505,000

   Deferred Income Taxes                                8,403,742      8,403,742

   Accrued Postretirement Benefits                        180,612        505,517

   Stockholders' Equity:
        Capital common stock, par value $10;
        authorized, 6,000,000 shares; issued,
        3,880,888 shares                               38,808,880     38,808,880
        Retained earnings                              66,959,842     64,323,410
                   Total                              105,768,722    103,132,290
        Less treasury stock, 180,012, at cost             535,750        535,750
        Less unearned compensation-restricted stock        95,032          -
                   Stockholders' Equity               105,137,940    102,596,540
                                                     $203,710,044   $191,379,551





[FN]
   The accompanying notes are an integral part of the financial statements.

                                   NOLAND COMPANY AND SUBSIDIARY

                          Unaudited Consolidated Statements of Income


                                      Three Months Ended              Nine Months Ended
                                         September 30,                  September 30,

                                     1994          1993              1994           1993
Merchandise sales                $116,981,688   $108,996,610     $329,964,410   $302,449,406

 Cost of goods sold:

    Purchases and freight-in       92,592,426     85,028,685      274,589,772    246,465,877
    Inventory, beginning           64,122,742     54,573,322       55,474,886     50,865,543
    Inventory, ending              61,646,444     50,748,289       61,646,444     50,748,289

      Cost of goods sold           95,068,724     88,853,718      268,418,214    246,583,131

 Gross profit on sales             21,912,964     20,142,892       61,546,196     55,866,275

 Operating expenses                20,242,399     19,005,063       58,447,718     56,463,224

 Operating profit (loss)            1,670,565      1,137,829        3,098,478       (596,949)

 Other income:
    Interest                           18,141         33,003           69,767         90,694
    Cash discounts, net               932,075        830,974        2,838,086      2,436,529
    Service charges                   333,080        313,038          925,464        933,106
    Other gains (losses)
      and recoveries                     -            33,172          (44,234)      (386,288)
    Miscellaneous                      67,754        133,364          290,865        357,430

                Total other income  1,351,050      1,343,581        4,079,948      3,431,471

 Interest expense                     666,164        594,161        1,884,436      1,831,584

 Income before income taxes         2,355,451      1,887,249        5,293,990      1,002,938

 Income taxes:
   State                              129,500        103,900          291,200         55,200
   Federal                            756,800        606,900        1,700,200        315,000

     Total income taxes               886,300        710,800        1,991,400        370,200

 Net income                       $ 1,469,151    $ 1,176,449       $3,302,590    $   632,738

 Earnings per share (based on
 3,700,876 shares outstanding)    $       .39    $       .32       $      .89    $       .17

 Cash dividends per share         $       .06    $       .06       $      .18    $       .18









[FN]
    The accompanying notes are an integral part of the financial statements.

                                   NOLAND COMPANY AND SUBSIDIARY

                 Unaudited Consolidated Statements of Retained Earnings




                                                      Nine Months Ended
                                                        September 30,

                                                     1994            1993

     Retained earnings, January 1                $64,323,410     $61,916,132

     Add net income                                3,302,590         632,738


     Deduct cash dividends paid
     ($.18 per share)                               (666,158)       (666,157)

     Retained earnings, September 30             $66,959,842     $61,882,713





































[FN]
   The accompanying notes are an integral part of the financial statements.

                                  NOLAND COMPANY AND SUBSIDIARY

                       Unaudited Consolidated Statements of Cash Flows

                                                                        Nine Months
                                                                     Ended September 30,


                                                                     1994          1993
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $ 3,302,590    $   632,738
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization                                    4,660,788      4,659,136
 Amortization of prepaid pension cost                              (300,000)      (540,000)
 Amortization of unearned compensation-restricted stock               7,468           -
 Provision for doubtful accounts                                  1,032,750      1,708,875
 Deferred income taxes                                                 -          (262,468)
 Loss on sale of property                                            44,234        386,288
Change in operating assets and liabilities:
 (Increase) in accounts receivable                               (5,479,050)    (3,485,756)
 (Increase) decrease in inventory                                (6,171,558)       117,254
 Decrease in prepaid expenses                                       417,840         51,936
 (Increase) decrease in assets held for resale                      (49,911)        52,175
 Decrease in other assets                                           863,261        323,090
 Increase in accounts payable                                    11,907,180     14,786,119
 (Decrease) increase in employee compensation                      (160,214)       149,001
 (Decrease) in accruals and other liabilities                      (614,873)    (1,790,589)
 (Decrease) in federal and state income taxes                      (788,095)    (1,087,580)
 (Decrease) increase in accrued postretirement benefits            (324,905)       401,980
Total adjustments                                                 5,044,915     15,469,462
  Net cash provided by operating activities                       8,347,505     16,102,200
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                            (4,922,287)    (5,565,304)
 Proceeds from sale of assets                                       375,405        803,395
  Net cash used by investing activities                          (4,546,882)    (4,761,909)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Short-term borrowings (payments) net                             1,750,000     (3,500,000)
 Long-term debt repayments                                       (1,980,000)    (2,112,358)
 Dividends paid                                                    (666,158)      (666,157)
 Purchase of restricted stock                                      (102,500)          -
  Net cash used by financing activities                            (998,658)    (6,278,515)
CASH AND CASH EQUIVALENTS:
Increase during first nine months                                 2,801,965      5,061,776
Beginning of year                                                 2,191,153      2,538,167
End of first nine months                                         $4,993,118     $7,599,943
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the first nine months for:
 Interest                                                        $1,859,016     $1,863,436
 Income taxes                                                    $2,779,495     $1,720,248







[FN]
The accompanying notes are an integral part of the financial statements.

                        NOLAND COMPANY AND SUBSIDIARY
            Notes to Unaudited Consolidated Financial Statements


     1. In the opinion of the Company, the accompanying unaudited consolidated statements of income contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations for the nine months ended September 30, 1994 and 1993.

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

     4. Accounts Receivable as of September 30, 1994 and 1993 are net of allowance for doubtful accounts of $968,427 and $2,206,442, respectively. Third-quarter bad debt charges, net of recoveries, were $292,778 for 1994 and $486,930 for 1993. Year-to-date bad debt charges, net of recoveries, were $788,584 for 1994 and $1,466,479 for 1993.

     5. The dollar amount of Noland Company's backlog of orders believed to be firm was approximately $35,868,787 at September 30, 1994.

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

           Restrictions lapse at the rate of 20% of the grant each anniversary date, beginning at the end of the third year. 5,000 shares of stock were acquired in the third quarter of 1994 at a cost of $102,500. This amount has been charged to stockholders' equity and will be amortized to compensation expense over a seven-year period.

     Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations

     Liquidity and Capital Resources
     The Company generates necessary cash through: (1) cash flow from operations; (2) short-term borrowings; (3) bank lines of credit arrangements, when needed; and (4) additional long-term debt.

     For the first nine months of 1994, the Company generated $8.3 million in cash from operations, compared to $16.1 million for the same period last year. The decrease from a year ago is primarily due to an increase in inventory. Cash from all sources increased $2.8 million for the first nine months compared to $5.1 million for the first nine months of 1993.

     Management believes the Company's liquidity, capital resources and working capital are sufficient to meet the needs of the foreseeable future.

     Results of Operations
     Third-quarter sales of $117 million were 7.3 percent greater than the $109 million for the year-earlier period, but the results for individual product departments varied. Stronger demand by manufacturing plants for the Company's maintenance, repair, and operating (MRO) supplies led to double-digit sales gains over the prior year for both the electrical and industrial departments. The plumbing and heating department, which serves primarily the construction industry, achieved a five percent sales increase, while air conditioning department sales were virtually flat due to unusually mild late-summer weather.

     The gross margin of profit was slightly higher than that of the year-earlier period, and operating expenses rose by only 6.5 percent. This combination, coupled with the higher sales, led to a 46.8 percent increase in operating profit for the quarter, from $1.1 million in 1993 to $1.7 million for the period just ended.

     Interest expense was up by 12.1 percent, due to higher interest rates and increased inventories. Total borrowings as of September 30 were $6.8 million more than one year earlier but $230,000 less than December 31, 1993.

     Third-quarter net income of $1.5 million, or 39 cents per share was 24.9 percent greater than 1993's third-quarter earnings of $1.2 million, or 32 cents per share; it was also the highest third-quarter net income since 1988.

     At the end of nine months, sales were 9.1 percent greater than a year ago, at $330 million. Net income totaled $3.3 million, or 89 cents per share, compared to $633,000 or 17 cents per share for the first three quarters of 1993.

     As the Company entered the final months of 1994, rising mortgage rates were having a dampening effect on single-family housing starts, which could reduce demand for the Company's products. However, multi-family construction is rebounding in many markets, and factory production continues to expand. As long as inflation remains in check, the overall demand for our products and services should provide us with ample sales opportunities in the fourth quarter.

     Helping sales prospects in the final two months of the year will be a new Hanover, Pa., branch, which opens for business October 31 following the acquisition of the principal assets of an established plumbing and air conditioning supply house in that community. The new Hanover branch is the Company's first location in the state of Pennsylvania.

                             PART II. OTHER INFORMATION



     Item 1.  None
     Item 2.  None
     Item 3.  None
     Item 4.  None
     Item 5.  None
     Item 6.  None

                                     SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  NOLAND COMPANY




     October 26, 1994                           Arthur P. Henderson, Jr.
                                                Arthur P. Henderson, Jr.
                                                Vice President-Finance