Form 10-Q/A
period 1994-09-30
NOLAND CO
filed 1994-12-08
CIK 72243

PART II. OTHER INFORMATION



     Item 1.  None
     Item 2.  None
     Item 3.  None
     Item 4.  None
     Item 5.  None
     Item 6.  Exhibit 27

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

                                NOLAND COMPANY
       Financial Data Schedule For Nine Months Ended September 30, 1994
                                  Exhibit 27



       Cash                                             $      -0-
       Securities                                              -0-
       Receivables                                       52,244,322
       Allowance                                            968,427
       Inventory                                         61,646,445
       Current Assets                                   119,959,255
       Property, Plant and Equipment                    125,521,621
       Accumulated Depreciation                          56,489,915
       Total Assets                                     203,710,044
       Total Current Liabilities                         53,587,750
       Bonds, Mortgages and Debt                         36,400,000
       Preferred Stock - Mandatory                             -0-
       Preferred Stock                                         -0-
       Common Stock                                      38,808,880
       Other Stockholders' Equity                        66,959,842
       Total Liabilities and Stockholders' Equity       203,710,044
       Sales                                            329,964,410
       Total Revenues                                   329,964,410
       Cost of Goods Sold                               268,418,214
       Total Costs and Expenses                          58,447,718
       Other Costs and Expenses                                -0-
       Provision for Doubtful Accounts                      788,584
       Interest Expense                                   1,884,436
       Income Before Tax                                  5,293,990
       Income Tax Expense                                 1,991,400
       Income Continuing Operations                       3,302,590
       Discontinued Operations                                 -0-
       Extraordinary Items                                     -0-
       Cumulative Effect of Accounting Changes                 -0-
       Net Income                                         3,302,590
       Earnings Per Share - Primary                             .89
       Earnings Per Share - Fully Diluted                       .89