Form 10-K
NOLAND CO
filed 1995-03-24
CIK 72243

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994   Commission file no. 2-27393

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

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 15, 1995, was approximately $34,221,159.

3,700,876 shares of the Registrant's Common Stock were outstanding at the close of business on March 15, 1995.


           DOCUMENTS (or portions thereof) INCORPORATED BY REFERENCE


                                                        Part of
          Document                                     Form 10-K

Annual Report to Stockholders for the year ended      Parts II and IV
   December 31, 1994

Noland Company Proxy Statement for April 26, 1995,    Parts III and IV
   Annual Meeting of Stockholders



This report contains 36 pages. The exhibit index is shown on page 12 of this 10-K.

PART I

Item 1 Business

(1) (a) A Virginia corporation founded in 1915, Noland Company is a distributor of Plumbing/Heating, Electrical, Industrial and Air Conditioning/Refrigeration supplies, with branch facilities in fifteen states.

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

    (b) The Company operates in only one industry segment, the distribution of mechanical equipment and supplies.
         Markets for these products are all areas of construction -
         - residential, nonresidential (commercial, institutional, and industrial), and non-building (highways, sewers, water, and utilities); manufacturing; domestic water systems; and maintenance/repair/modernization.

    (c) During the last five years, the Company has continued to serve essentially the same markets described in Item 1 (1)
         (b). Current plans call for the continuation of this policy. The Company does not manufacture any products.

    (i) Total sales of each class of similar products for the last five years are as follows:

                                 1994     1993    1992     1991     1990
                                            (In thousands)

Plumbing/Heating               $241,273 $220,879 $225,239 $220,179 $247,805
Electrical                       46,076   43,363   49,090   47,498   57,539
Industrial                       62,279   54,099   54,851   52,644   59,442
Air Conditioning/Refrigeration   90,574   84,600   82,906   64,214   63,687
                               $440,202 $402,941 $412,086 $384,535 $428,473


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

  (viii) The dollar amount of the Company's backlog of orders believed to be firm was approximately $36,979,000 at December 31, 1994, and $29,715,000 at December 31, 1993.

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

    (xi) Company-sponsored research and development activities expenditures in 1994, 1993 and 1992 were immaterial.

   (xii) The Company believes it is in compliance with Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment. The effects of compliance are not material with respect to capital expenditures, earnings and competitive position of the Company. No material capital expenditures are anticipated for environmental control facilities during the remainder of the current year and the succeeding year.

  (xiii) As of December 31, 1994, the Company employed 1,741 persons.

     (d) From its founding in 1915 and continuing into 1994, the Company confined its operations to the Southern area of the United States. In late 1994 the Company opened its' first location in Pennsylvania. A second Pennsylvania location was opened in February 1995.


Item 2 Properties

         The main properties of the Company consist of 99 facilities, including warehouses, offices, showrooms, paved outside storage areas and covered pipe storage sheds. These are located in the following states:
         Alabama, Arkansas, Delaware, Florida, Georgia, Kentucky, Maryland, Mississippi, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas, Virginia and West Virginia. Fourteen are held under leases and the remaining eighty-five are owned by the Company. All but one of the owned properties is free of any related debt. The executive office of the Company is located at 2700 Warwick Boulevard, Newport News, Virginia 23607.

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

Item 4  Submission of Matters to a Vote of Security Holders

        None

Additional Item

        Executive Officers of the Registrant


                          Positions and Offices      Business Experience
Name                  Age Held with Registrant     During the Past Five Years

Lloyd U. Noland, III  51  Chairman of the Board,   Chief Executive Officer of
                          President and Director   and Registrant.
                          Officer since 1981

Frank A. Wimbush      49  Senior Vice President-   Vice President-Sales and
                          Marketing and Branch     Marketing for All-Phase
                          Operations. Officer      Electric Supply Company from
                          since March 1995         1988 to 1994.

A. P. Henderson, Jr.  51  Vice President-Finance   Chief Financial Officer of
                          Officer since 1983       the Registrant.

Charles A. Harvey     55  Vice President-Corporate Responsible for the
                          Data. Officer since 1980 Registrant's Corporate Data
                                                   Division.

John E. Gullett       53  Vice President-Corporate Responsible for the
                          Communications           Registrant's Corporate
                          Officer since 1982       Communications Department.

James E. Sykes, Jr.   51  Treasurer/Secretary      Responsible for Registrant's
                          Officer since 1982       treasury functions and
                                                   secretarial duties.

William G. Overman    54  Vice President-Purchases Responsible for Corporate
                          Officer since 1988       Purchases Division.

Ronald K. Binger      48  Vice President-General   Responsible for administering
                          Credit Manager           the Registrant's credit
                          Officer since 1993       related activities.
                                                   Previously, General Credit
                                                   Manager (1991-1992), and
                                                   Manager of Internal Audit
                                                   Department.

David E. Gregg        48  Vice President-Manager   Responsible for electrical,
                          of Merchandising,and     industrial marketing
                          Electrical/Industrial    activities.  Previously
                          Officer since 1993       Manager of Merchandising,
                                                   Plumbing and Heating (1990-
                                                   1991) and Complex Manager.



All executive officers, except Mr. Frank A. Wimbush, were elected for a term of one year beginning May 1, 1994 and/or until their successors are elected and qualified. Mr. Wimbush joined the Company on March 14, 1995. None of the executive officers are related by blood, marriage or adoption. Service has been continuous since the date elected to their present positions. There are no arrangements or understandings between any officer and any other person pursuant to which he was elected an officer.

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

Item 6 Selected Financial Data

       The information set forth under the caption "Ten-Year Review of Selected Financial Data" relating to sales, net income, total assets, long-term debt, net income per share and dividends per share for the years 1990 through 1994 is incorporated herein by reference from pages 20 and 21 of the enclosed Noland Company Annual Report to Stockholders for the year ended December 31, 1994.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

       The information set forth under the above caption is incorporated herein by reference from pages 10 and 11 of the enclosed Noland Company Annual Report to Stockholders for the year ended December 31, 1994.

Item 8 Financial Statements and Supplementary Data

       The following consolidated financial statements of Noland Company, included in the Annual Report to Stockholders for the year ended December 31, 1994, are incorporated herein by reference:

                                                                        Annual
                                                                      Report to
                                                                    Stockholders
                                                                       (page)

       Report of Independent Accountants                                 12

       Consolidated Statement of Income and Retained Earnings--
          Years ended December 31, 1994, 1993 and 1992                   13

       Consolidated Balance Sheet--December 31, 1994, 1993 and 1992      14

       Consolidated Statement of Cash Flows --
          Years ended December 31, 1994, 1993 and 1992                   15

       Notes to Consolidated Financial Statements                        16-19



Item 9  Disagreements on Accounting and Financial Disclosure

                            None



                                       PART III


Item 10 Directors and Executive Officers of the Registrant

        Data relating to Directors is incorporated herein by reference from pages 2 and 3 of the 1995 Noland Company Proxy Statement for the April 26, 1995 Annual Meeting of Stockholders.

        Data relating to Executive Officers is included in Part I of this report.

Item 11  Executive Compensation

         The information set forth under the caption "Compensation of Executive Officers" on page 4 of the 1995 Noland Company Proxy Statement for the April 26, 1995, Annual Meeting of Stockholders is incorporated herein by reference.

Item 12  Security Ownership of Certain Beneficial Owners and Management

         The information set forth under the captions "Voting Securities and Principal Holders Thereof" and "Nominees for Director" on pages 1, 2 and 3 of the 1995 Noland Company Proxy Statement for the April 26, 1995, Annual Meeting of Stockholders is incorporated herein by reference.


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


                                        PART IV

Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  1. Consolidated Financial Statements

             Included in PART II, Item 8 of this report:

             Report of Independent Accountants

             Consolidated Statement of Income and Retained
             Earnings--Years Ended December 31, 1994, 1993
             and 1992

             Consolidated Balance Sheet--December 31,
             1994, 1993 and 1992

             Consolidated Statement of Cash Flows
             --Years ended December 31,
             1994, 1993 and 1992

             Notes to Consolidated Financial Statements

     With the exception of the aforementioned information incorporated by reference and the information in the 1994 Annual Report to Stockholders on the inside back cover and pages 11, 12, 20 and 21 incorporated in response to Items 5, 6 and 7 in this Form 10-K Annual Report, the 1994 Annual Report to Stockholders is not to be deemed "filed" as part of this report.

     The individual financial statements of the registrant have not been filed because consolidated financial statements are filed. The registrant is an operating company and the subsidiary is wholly owned.


          2. Financial Statement Schedules

             Included in PART IV of this report:

             For the three years ended December 31, 1994

                                                            Form 10-K Page(s)



             Schedule II  Valuation and Qualifying
                            Accounts                                   9


             Other financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

             Report of Independent Accountants
             on Consolidated Financial Statement schedules            11

         3.  The exhibits are listed in the Index of Exhibits required by
             Item 601 of Regulation S-K at item (c) below.


     (b)  Reports on Form 8-K

          No reports on Form 8-K for the three months ended December 31, 1994, were required to be filed.

     (c) The Index of Exhibits and any required Exhibits are included beginning at page 12 of this report.

     (d)  Not applicable.

                                Item 14(a) (2)

                        Financial Statement Schedules

                                   FORM 10-K
                                  SCHEDULE II

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



December 31, 1994      $  968,427  $  774,432(1)   $    -      $  774,432     $  968,427

December 31, 1993      $2,206,442  $  816,874(1)   $    -      $2,054,889(3)  $  968,427

December 31, 1992      $2,195,801  $2,799,631(1)   $    -      $2,788,990     $2,206,442



















[FN]
(1) Net of recoveries on bad debts of $685,511 for 1994, $524,859 for 1993, and $398,345 for 1992.

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



                                    NOLAND COMPANY


March 24, 1995                By  Lloyd U. Noland, III
                                  Chairman of the Board
                                     and President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                                  Chairman of the Board,
Lloyd U. Noland, III              President and Director          March 24, 1995
Lloyd U. Noland, III

                                  Vice President-Finance,
                                  Chief Financial Officer
Arthur P. Henderson, Jr.          and Director                    March 24, 1995
Arthur P. Henderson, Jr.


James E. Sykes, Jr.               Treasurer/Secretary             March 24, 1995
James E. Sykes, Jr.


Allen C. Goolsby, III             Director                        March 24, 1995
Allen C. Goolsby, III

                           COOPERS & LYBRAND L.L.P.

                      REPORT OF INDEPENDENT ACCOUNTANTS

                ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULES




     Our report on the consolidated financial statements of Noland Company and Subsidiary has been incorporated by reference in this Form 10-K from page 12 of the 1994 Annual Report to Stockholders of Noland Company. In connection with our audits of such consolidated financial statements, we have also audited the related consolidated financial statement schedules listed in Item 14 (a) 2 on page 7 of this Form 10-K.

     In our opinion, the consolidated financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.




                                                    COOPERS & LYBRAND L.L.P.


Newport News, Virginia
February 28, 1995

                                EXHIBIT INDEX


Exhibit Number       Exhibit                            Page


      (2)    Plan of acquisition, reorganization,
             liquidation or succession                Not Applicable

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

      (9)    Voting trust agreement                   Not Applicable

     (10)    Material contracts                       Not Applicable

     (11)    Statement regarding computation of per
             share earnings--clearly determinable     Not Applicable

     (12)    Statement regarding computation of
             ratios                                   Not Applicable

     (13)    Portions of Annual Report to
             Stockholders                               14 - 35

     (16)    Letter regarding change in a certifying
             accountant                               Not Applicable

     (18)    Letter regarding change in accounting
             principles                               Not Applicable

     (21)    Subsidiary of the registrant             Previously Filed

     (22)    Published report regarding matters
             submitted to vote of security holders    Not Applicable

     (23)    Consents of experts and counsel          Not Applicable

     (24)    Power of attorney                        Not Applicable

     (27)    Financial data schedule                        36

     (28)    Information from reports furnished to
             state insurance regulatory authorities   Not Applicable




     As to any security holder requesting a copy of the Form 10-K, the Company will furnish any exhibit indicated in the above list as filed with the Form 10-K upon payment to it of its expenses in furnishing such exhibit.

                        This page intentionally left blank.

                                   EXHIBIT 13
                                     INDEX



                                                    Page

Inside back cover                                  15 - 16

Ten Year Review                                    17 - 18

Management Discussions                             19 - 21

Report of Independent Accountants                       22

Consolidated Statement of Income                        23

Consolidated Balance Sheet                              24

Consolidated Statement of Cash Flows                    25

Notes to Consolidated Financial Statements         26 - 35

                           Inside Back Cover Info

Shareholder and Investor Information

Corporate Information
Corporate Headquarters:

Noland Company
2700 Warwick Boulevard
Newport News,  Virginia  23607
(804) 928-9000

Wholly Owned Subsidiary:

Noland Properties, Inc.
Suite 400, Central Fidelity National Bank
2700 Washington Avenue
Newport News, Virginia  23607
(804) 247-8200
(After May 1, 1995)

Investor Inquiries or Request for Form 10-K:

Call or write:
Richard L. Welborn
Assistant Vice President-Finance and Tax Administrator
2700 Warwick Boulevard
Newport News, Virginia 23607
(804) 928-9000

Auditors:

Coopers & Lybrand L.L.P.
11832 Rock Landing Drive
Newport News, Virginia 23606

Legal Counsel:

Hunton & Williams
P.O. Box 1535
Richmond, Virginia 23212


Stock Information

     The Company's common stock is traded over the counter as part of NASDAQ's National Market System (symbol: NOLD). On March 15, 1995, the approximate number of holders of record of the Company's common stock was 2,450.

Market Prices:
     The following table sets forth the reported high and low prices for the common stock on the NASDAQ system:
_________________________________
_______________High _____Low_____
   1994
     Qtr. 4      $21.75      $18.75
     Qtr. 3      $22.00      $19.50
     Qtr. 2      $21.50      $17.00
     Qtr. 1      $18.50      $15.00
   1993
     Qtr. 4      $17.25      $15.00
     Qtr. 3      $18.00      $15.25
     Qtr. 2      $18.50      $15.00
     Qtr. 1      $18.75      $15.00
_________________________________
P/E Ratio:*
_________________High______Low____

   1994              13      9

   1993              21      17
_________________________________
*Based on final, full-year earnings

Dividend Policy:

     Noland has paid regular cash dividends for 62 consecutive years; and, while there can be no assurance as to future dividends because they are dependent on earnings, capital requirements and financial condition, the Company intends to continue that policy. Dividend payments are subject to the restrictions described in the Notes to the Consolidated Financial Statements.

Dividends Paid:

     The Company paid quarterly dividends of $.06 per share in each quarter of 1993 and 1994.

Registrar:
Noland Company

Transfer Agent:
Mellon Financial Services
Four Station Square
Pittsburgh, Pennsylvania  15219-1173
(412) 236-8000

Annual Meeting:
April 26, 1995, 4:00 p.m.
Noland's Corporate Headquarters
Newport News, Virginia

TEN-YEAR REVIEW OF SELECTED FINANCIAL DATA (Unaudited)
NOLAND COMPANY AND SUBSIDIARY


(Dollar amounts in thousands, except per share data)
                                                1994       1993         1992       1991
Income Statement Data
Sales                                         $440,202   $402,941   $412,086    $384,535
Gross Profit                                    86,166     77,306     77,265      71,000
Operating Expenses                              78,259     74,692     73,227      74,355
Operating Profit (Loss)                          7,907      2,614      4,038      (3,355)
Interest Expense                                 2,626      2,422      3,058       3,724
Interest Expense as Percent of Total Assets        1.3        1.3        1.7         2.0
Income (Loss) Before Income Taxes               10,568      5,291      6,610      (1,203)
Pretax Profit as Percent of Sales                  2.4        1.3        1.6          NA
Income Taxes Payable (Receivable)                4,341      1,996      2,518        (478)
Effective Tax Rate                                41.1       37.7       38.1       (39.7)
Net Income (Loss)                                6,227      3,295      4,092        (725)
Income Paid to Stockholders  (Cash Dividends)      888        888        888       1,702
Income Reinvested                                5,339      2,407      3,204          NA
Property and Equipment Expenditures             10,858      7,611      6,191       7,075
Depreciation and Amortization                    6,232      6,178      6,365       6,543

Balance Sheet Data
Stockholders' Equity                           107,865    102,596    100,189      96,985
Working Capital                                 65,575     65,203     65,509      64,433
Current Ratio                                      2.2        2.6        2.8         2.6
Total Assets                                   208,623    191,380    185,372     189,072
Long-term Debt                                  36,914     38,505     40,511      42,898
Borrowed Funds                                  53,130     47,485     46,097      54,299
Borrowed Funds as Percent of Total Assets         25.5       24.8       24.9        28.7
Total Liabilities as Percent of Total Assets      48.3       46.4       46.0        48.7
Per Share Data *
Net Income (Loss)                                 1.68        .89       1.11        (.20)
Cash Dividends Paid to Stockholders                .24        .24        .24         .46
Stockholders' Equity (Book Value)                29.15      27.72      27.07       26.21
Return on Average Stockholders' Equity             5.9        3.2        4.2          NA
Stock Price Range:
    Average High                                 20.94      18.13      16.13       14.88
    Average Low                                  17.56      15.06      13.91       12.25
Number of Employees at December 31               1,741      1,683      1,720       1,704
Number of Branches at December 31                   99         93         93          92
Supplemental Information
The Company elected the LIFO method of inventory valuation in 1974.
The above information (i.e., gross profit, income and taxes) is stated on that basis.
Had the Company used the FIFO method, the results would have been:
Gross Profit                                    86,404     77,318     76,541      70,888
Income (Loss) Before Income Taxes               10,806      5,303      5,886      (1,315)
Income Taxes Payable (Receivable)                4,441      2,000      2,226        (495)
Net Income (Loss)                                6,365      3,303      3,660        (820)
Net Income (Loss) Per Share                       1.72        .89        .99        (.22)
Stockholders' Equity (Book Value) Per Share      33.69      32.21      31.19       30.81
Return on Average Stockholders' Equity             5.2        2.8        3.2          NA

[FN]
*   Based on 3,700,876 shares outstanding.

(1) Net income for 1987 includes $362,000 ($.10 per share) due to the cumulative effect on prior years of a change in accounting for deferred income taxes.

(2) Net income for 1986 includes $813,000 ($.22 per share) due to a change in accounting for pension costs.

TEN-YEAR REVIEW OF SELECTED FINANCIAL DATA (Unaudited)
NOLAND COMPANY AND SUBSIDIARY


(Dollar amounts in thousands, except per share data)


                                                1990      1989      1988      1987      1986      1985

Income Statement Data
Sales                                         $428,473  $454,629  $461,255  $434,593  $426,489  $380,913
Gross Profit                                    79,982    83,328    83,491    80,978    79,204    69,414
Operating Expenses                              75,641    75,413    75,098    70,397    67,176    60,203
Operating Profit (Loss)                          4,341     7,915     8,393    10,581    12,028     9,211
Interest Expense                                 4,742     5,973     5,673     4,865     4,656     2,971
Interest Expense as Percent of Total Assets        2.5       3.1       2.8       2.5       2.6       1.7
Income (Loss) Before Income Taxes                6,377     8,468     8,882    11,422    12,259    10,996
Pretax Profit as Percent of Sales                  1.5       1.9       1.9       2.6       2.9       2.9
Income Taxes Payable (Receivable)                2,651     3,441     3,553     4,936     5,956     4,539
Effective Tax Rate                                41.6      40.6      40.0      43.2      48.6      41.3
Net Income (Loss)                                3,726     5,027     5,329     6,848(1)  6,303(2)  6,457
Income Paid to Stockholders  (Cash Dividends)    1,665     1,629     1,554     1,480     1,458     1,382
Income Reinvested                                2,061     3,398     3,775     5,368     4,845     5,075
Property and Equipment Expenditures             10,798     9,812    12,918     9,153    10,379    12,352
Depreciation and Amortization                    6,433     6,306     6,028     5,623     5,088     3,991

Balance Sheet Data
Stockholders' Equity                            99,412    97,351    93,953    90,178    84,810    79,965
Working Capital                                 70,701    76,486    78,713    83,456    83,528    66,002
Current Ratio                                      2.8       2.8       2.5       2.8       3.4       2.4
Total Assets                                   192,887   195,069   200,716   194,139   180,264   170,274
Long-term Debt                                  44,299    48,721    47,631    51,254    55,504    38,831
Borrowed Funds                                  56,131    60,030    68,240    68,462    63,446    59,461
Borrowed Funds as Percent of Total Assets         29.1      30.8      33.9      35.3      35.0      35.0
Total Liabilities as Percent of Total Assets      48.5      50.1      53.2      53.5      53.0      53.0
Per Share Data *
Net Income (Loss)                                 1.01      1.36      1.44      1.85(1)   1.70(2)   1.74
Cash Dividends Paid to Stockholders                .45       .44       .42       .40       .39       .37
Stockholders' Equity (Book Value)                26.86     26.30     25.39     24.37     22.92     21.61
Return on Average Stockholders' Equity             3.8       5.3       5.8       7.8       7.7       8.3
Stock Price Range:
    Average High                                 19.19     24.19     20.63     22.69     26.31     16.50
    Average Low                                  15.00     22.09     18.75     19.13     21.06     15.30
Number of Employees at December 31               1,797     1,924     2,019     1,972     1,976     1,990
Number of Branches at December 31                   92        94       101       100       100        99
Supplemental Information
The Company elected the LIFO method of inventory valuation in 1974.
The above information (i.e., gross profit, income and taxes) is stated on that basis.
Had the Company used the FIFO method, the results would have been:
Gross Profit                                    80,429    84,486    88,585    82,665    79,119    68,945
Income (Loss) Before Income Taxes                6,824     9,626    13,976    13,109    12,174    10,527
Income Taxes Payable (Receivable)                2,770     3,815     5,499     5,304     5,915     4,308
Net Income (Loss)                                4,054     5,811     8,477     7,805     6,260     6,219
Net Income (Loss) Per Share                       1.10      1.57      2.29      2.11      1.69      1.68
Stockholders' Equity (Book Value) Per Share      31.17     30.84     29.71     27.84     26.13     24.85
Return on Average Stockholders' Equity             3.5       5.2       8.0       7.8       6.6       6.9

[FN]
*   Based on 3,700,876 shares outstanding.

(1) Net income for 1987 includes $362,000 ($.10 per share) due to the cumulative effect on prior years of a change in accounting for deferred income taxes.

(2) Net income for 1986 includes $813,000 ($.22 per share) due to a change in accounting for pension costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS



     The following discussion focuses on the consolidated results of operations, financial condition and cash flows of Noland Company. This section should be read in conjunction with the consolidated financial statements and notes.

Results of Operations

     Sales for 1994 increased $37.3 million to $440.2 million or 9.2 percent greater than 1993's sales of $402.9 million. Sales for 1993 were 2.2 percent less than 1992's sales of $412.1 million. Strong conditions in the key markets of construction activity and factory production, combined with an aggressive sales and marketing program, produced the $37.3 million sales increase. All four product departments had sales growth for the year, led by a 15 percent increase for the industrial department. The possibilities for potential sales growth by the industrial department through systems-selling programs aimed at reducing customers' procurement costs remain strong.

     Sales for the air conditioning/refrigeration department also should continue to grow, aided by the opening in late December 1994 of a five-branch complex dedicated to serve air conditioning contractors in South Florida.

     Gross profit, as a percent of sales, continued to improve in 1994 to 19.6 percent compared to 19.2 percent for 1993 and 18.7 percent for 1992. The higher gross profit percentages represent the
continuing efforts of the Company to improve margins.   These
efforts focused on reducing costs of buying merchandise for resale and pricing strategies that allow a profit commensurate with the services provided by a full service wholesaler.

     Operating expenses increased 4.8 percent over 1993 to a total of $78.3 million. The increase is due primarily to personnel-related costs. In 1993 operating expenses were 2.0 percent greater than 1992. Operating expenses, as a percent of sales, were 17.8 percent, 18.5 percent, and 17.8 percent in 1994, 1993, and 1992, respectively. 1994 and 1993 operating expenses include a $562,000 and $548,000 charge, respectively, due to the adoption of Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions" in 1993. SFAS No. 106 requires the Company to accrue annually the net periodic postretirement benefit cost rather than recognizing the cost when benefits are paid. The Accumulated Postretirement Benefit Obligation at January 1, 1993 was $4.1 million and is being amortized over 20 years.

     Interest expense increased in 1994 after four consecutive years of decreases, to a total of $2.6 million or 8.4 percent greater than 1993. The increase is due largely to higher average short-term borrowings and higher rates.

     The results of the 1994 activity generated net income of $6.2 million, or 89 percent greater than in 1993. Net income for 1993 was $3.3 million compared to $4.1 million for 1992. Adversely affecting 1993 earnings was a $419,000 loss on the sale of the Company's former North Little Rock, Arkansas property.

     The Company sells products to many thousands of customers.
Although there is no customer which accounts for 10 percent or more of the Company's sales, there are several customers of which the loss of any one could have a material adverse effect on the Company's business.

     Looking ahead, rising interest rates are already having a dampening effect on housing construction, which could affect growth in 1995. However, there appears to be enough business in the pipeline, when combined with previously mentioned factors, to afford opportunities for growth in 1995.

Liquidity and Capital Resources

     The Company maintains its short and long-term liquidity through: (1) cash flow from operations; (2) short-term financings; (3) bank line of credit arrangements, when needed; and
(4)  additional long-term debt, when needed.

      During 1994 the Company generated $4.6 million in cash flow from operations and $5.6 million in cash flow from net borrowing activity. This cash, along with $762,000 from beginning cash, was used to purchase $10.9 million in capital assets and pay dividends.


      The Company's financial position remains strong with working capital of $65.6 million and a current ratio of 2.2 to 1.
Management believes the Company's liquidity, working capital and capital resources are sufficient to meet the working capital and capital expenditure needs of the foreseeable future.

Impact of Inflation

     Reported results, for the most part, are net of the impact of inflation because of the Company's use of the LIFO (last-in, first-out) inventory method. During inflationary periods, this method removes artificial profits induced by inflation and presents operating results in truer, more absolute terms. Since adopting LIFO in 1974, the Company has avoided both the recognition of these inflationary profits and the unnecessary payment of related taxes on such income. At approximate replacement cost, the Company's inventory investment was $96.1 million at year-end 1994, while the LIFO inventory balance was $64.5 million -- a difference accumulated since 1974 of $31.6 million.

    For purposes of financial reporting, the depreciation charge to earnings for the use of capital assets is reflected on the straight-line basis which does not necessarily keep pace with rising replacement costs of those assets.

REPORT OF INDEPENDENT ACCOUNTANTS
                                                   Coopers & Lybrand L.L.P.
                                                   a professional services firm

COOPERS
& LYBRAND

To the Board of Directors and Stockholders of Noland Company:

  We have audited the accompanying consolidated balance sheets of Noland Company and Subsidiary as of December 31, 1994, 1993 and 1992, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Noland Company and Subsidiary as of December 31, 1994, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.


Newport News, Virginia                   Coopers & Lybrand L.L.P.
February 28, 1995

CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
NOLAND COMPANY AND SUBSIDIARY


For the years ended December 31, 1994, 1993, and 1992
(In thousands, except per share amounts)
                                                       1994         1993         1992
Sales                                                $440,202     $402,941     $412,086
Cost of Goods Sold:
   Purchases and freight in                           363,019      330,244      333,848
   Inventory, January 1                                55,475       50,866       51,839
   Inventory, December 31                             (64,458)     (55,475)     (50,866)
      Cost of Goods Sold                              354,036      325,635      334,821
Gross Profit on Sales                                  86,166       77,306       77,265
Operating Expenses                                     78,259       74,692       73,227
Operating Profit                                        7,907        2,614        4,038
Other Income:
   Cash discounts, net                                  3,627        3,340        3,445
   Service charges                                      1,330        1,383        1,692
   Miscellaneous                                          330          376          493
       Total Other Income                               5,287        5,099        5,630
Interest Expense                                        2,626        2,422        3,058
Income Before Income Taxes                             10,568        5,291        6,610
Income Taxes                                            4,341        1,996        2,518
Net Income                                            $ 6,227      $ 3,295       $4,092
Retained Earnings, January 1                           64,323       61,916       58,712
Cash Dividends Paid ($.24 per share)                     (888)        (888)        (888)
Retained Earnings, December 31                        $69,662     $ 64,323      $61,916
Net Income Per Share                                  $  1.68     $    .89      $  1.11





















[FN]
The accompanying notes are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET
NOLAND COMPANY AND SUBSIDIARY


December 31, 1994, 1993, and 1992
(In thousands)
Assets                                                         1994        1993       1992
Current Assets:

 Cash and cash equivalents                                  $  1,429    $  2,191    $  2,538
 Accounts receivable(net of allowance for doubtful accounts)  52,458      46,830      45,267
 Inventory (net of reduction to LIFO)                         64,458      55,475      50,866
 Deferred income taxes                                         2,001       1,763       2,343
 Prepaid expenses                                                231         699         368
      Total Current Assets                                   120,577     106,958     101,382

Property and Equipment, at cost:
 Land                                                         13,293      12,414      12,208
 Buildings                                                    66,040      62,006      59,615
 Equipment and fixtures                                       49,002      46,097      44,821
 Property in excess of current needs                           1,928       2,200       2,456
    Total                                                    130,263     122,717     119,100
 Less accumulated depreciation                                57,278      53,580      50,181
    Total Property and Equipment, net                         72,985      69,137      68,919
Assets Held for Resale                                         1,356       1,306       1,558
Prepaid Pension                                               12,240      11,706      10,650
Other Assets                                                   1,465       2,273       2,863
                                                            $208,623    $191,380    $185,372
Liabilities and Stockholders' Equity

Current Liabilities:
 Notes payable, short-term borrowings                       $ 14,100    $  7,000    $  3,500
 Current maturity of long-term deb                             2,116       1,980       2,086
 Accounts payable                                             23,743      20,976      18,738
 Accrued employee compensation                                 4,696       3,973       3,609
 Other accruals and liabilities                                8,634       6,570       6,603
 Federal and state income taxes                                1,713       1,256       1,337
    Total Current Liabilities                                 55,002      41,755      35,873
Long-term Debt                                                36,914      38,505      40,511

Deferred Income Taxes                                          8,638       8,404       8,799
Accrued Postretirement Benefits                                  204         120        -
Stockholders' Equity:
  Capital common stock, par value, $10;
    authorized, 6,000,000 shares; issued, 3,880,888 shares    38,809      38,809      38,809
  Retained earnings                                           69,662      64,323      61,916
    Total                                                    108,471     103,132     100,725
  Less treasury stock, 180,012 shares, at cost                   536         536         536
  Less unearned compensation, restricted stock                    70         -           -
    Stockholders' Equity                                     107,865     102,596     100,189
                                                            $208,623    $191,380    $185,372










[FN]
The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
NOLAND COMPANY AND SUBSIDIARY

For the years ended December 31, 1994, 1993, and 1992
(In thousands)
                                                              1994       1993      1992

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                 $  6,227    $3,295   $ 4,092
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                              6,232     6,178     6,365
   Amortization of prepaid pension cost                        (534)   (1,056)   (1,043)
   Deferred income taxes                                         (4)      185        28
   Amortization of unearned compensation, restricted stock       12        -         -
   Provision for doubtful accounts                            1,460     1,341     3,198
   Loss (gain) on sale of property                               40       387       (33)
   Change in operating assets and liabilities:
     (Increase) in accounts receivable                       (7,088)   (2,904)     (274)
     (Increase) decrease in inventory                        (8,983)   (4,609)      973
     Decrease (increase) in prepaid expenses                    468      (331)     (158)
     (Increase) decrease in assets held for resale              (50)      252       343
     Decrease (increase) in other assets                        749       520       (27)
     Increase (decrease) in accounts payable                  2,767     2,238    (1,905)
     Increase in accrued employee compensation                  723       364       658
     Increase (decrease) in other accruals and liabilities    2,064       (33)    1,284
     Increase (decrease) in federal and state income taxes      457       (81)    1,205
     Increase in postretirement benefits                         84       120        -
Total adjustments                                            (1,603)    2,571    10,614
      Net cash provided by operating activities               4,624     5,866    14,706
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                     (10,858)   (7,611)   (6,191)
   Proceeds from sale of assets                                 797       898       789
      Net cash used by investing activities                 (10,061)   (6,713)   (5,402)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Short-term borrowings                                    178,000    70,425   178,900
   Short-term payments                                     (170,900)  (66,925) (185,400)
   Long-term debt repayments                                 (1,455)   (2,112)   (1,702)
   Dividends paid                                              (888)     (888)     (888)
   Purchase of restricted stock                                 (82)       -         -
      Net cash provided (used) by financing activities        4,675       500    (9,090)
CASH AND CASH EQUIVALENTS:
(Decrease) increase during year                                (762)     (347)      214
Beginning of year                                             2,191     2,538     2,324
End of year                                                $  1,429  $  2,191   $ 2,538
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
   Interest                                                $  2,553  $  2,463   $ 3,145
   Income taxes                                            $  3,889  $  1,630   $ 1,285









[FN]
The accompanying notes are an integral part of the financial statements.

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

b.  Inventory

    Inventory is stated at the lower of cost or market. The cost of inventory has been principally determined by the last-in, first-out
(LIFO) method since 1974.


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

e.  Postretirement Benefit Plans

    The Company offers postretirement health and life benefits to substantially all employees who retire with the required years of service. Health care benefits consist of a reimbursement towards the purchase of the retirees' health plan of choice. The amount of reimbursement is based on years of service. Life insurance in the amount of $3,000 is provided to all retirees. Additional coverage may be purchased in an amount up to a total of fifty percent of final earnings. The Company pays a share of the cost of such additional coverage. The cost of these benefits is funded on a pay-as-you-go-basis.

    Net periodic postretirement cost for 1994 and 1993 was accrued based on the provisions of Statement of Financial Accounting
Standards No. 106 "Employers' Accounting For Postretirement Benefits Other Than Pensions." In 1992, postretirement benefit costs were recognized as claims were paid.

f.  Income Taxes

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

h.    Extra Compensation

      All employees with at least one year of service participate in one or more of the Company's extra compensation plans which are based on earnings before income taxes and certain adjustments. The cost of these plans was $2,175,000 in 1994, $1,658,000 in 1993 and
$1,280,000 in 1992.

i.    Unearned Compensation - Restricted Stock Plan

     In 1994 the stockholders approved a restricted stock plan for senior executives of the Company. Under the Plan, 50,000 shares in the aggregate, limited to 10,000 shares per year, may be granted as restricted stock. Participants may not dispose or otherwise transfer stock granted for three years from date of grant. Restrictions lapse at the rate of 20 percent of the stock per year beginning at the end of the third year. Upon issuance of stock under the plan, unearned compensation equivalent to the market value at the date of grant is charged to stockholders' equity and subsequently amortized over seven years. In 1994, $82,000 was charged to unearned compensation - restricted stock, with $12,000 amortized to compensation expense, leaving a balance of $70,000 at December 31, 1994.

3.   Accounts Receivable

     Accounts receivable are net of an allowance for doubtful accounts of $968,000 for 1994 and 1993 and $2,206,000 for 1992. Bad
debt charges, net of recoveries, were $774,000 for 1994, $816,000 for 1993 and $2,800,000 for 1992.

4.  Inventory

    Comparative year-end inventories are as follows:

                              1994         1993        1992
                                    (In thousands)
Inventory, at approximate
   replacement cost          $96,100      $86,879     $82,258

Reduction to LIFO             31,642       31,404      31,392

LIFO inventory               $64,458      $55,475     $50,866

       During 1992, liquidation of certain inventory layers carried at lower costs which prevailed in prior years as compared with costs of 1992 purchases had the effect of increasing 1992 net income $429,000 ($.12 per share).

5.  Notes Payable

a.  Short-term Borrowings:

    Amounts payable to banks were $14,100,000; 7,000,000 and $3,500,000 at December 31, 1994, 1993, and 1992, respectively. The average interest rate, which is based on existing Federal Funds rates, at December 31, 1994, 1993, and 1992 was 6.08 percent, 3.48 percent, and 3.72 percent, respectively. The carrying amount of these short-term borrowings approximates fair value because of the short maturity of the borrowings.

    The Company had unused lines of credit totaling $18.4 million at December 31, 1994.

b.  Long-term Debt:

                                         1994       1993        1992
                                                (In thousands)

Promissory note, 9.60% interest payable
quarterly, $600,000 due June 1995,
$1,850,000 due annually June 1996
through 2000 with balance due June
2001.  (1)                            $11,800    $12,400    $13,000

Promissory note, 10.15% interest
payable quarterly, $1,375,000 due
January 1995.  (1)                      1,375      2,625      3,875
Promissory note, variable interest
payable weekly (6.63% at December
31, 1994), fully revolving basis
through June 1, 1996. (1)              10,000     10,000     10,000
Industrial revenue financings, variable
interest payable quarterly (5.69% to
7.50% at December 31, 1994) with varying
maturities from 1995 to 2004. (1)(2)   15,330     15,460     15,690
Other                                     525         -          32
                                       39,030     40,485     42,597
Less current maturities                 2,116      1,980      2,086
                                      $36,914    $38,505    $40,511

(1) Subject to agreements that require the Company to maintain not less than $55,000,000 in working capital and not less than a 1.75-to-1 year-end current ratio. Cash dividends cannot exceed 50 percent of earnings, excluding net gains on disposition of capital assets, reckoned accumulatively from January 1, 1986. Earnings retained since that date not restricted under this provision amount to $7,878,000.

(2) Industrial Development Revenue Refunding Bonds are callable at the option of the bondholders upon giving seven days notice to the Trustee. The carrying value of these bonds is a reasonable estimate of fair value as interest rates are based on prevailing
       market rates.   At December 31, 1994, property and equipment
       with a net book value of $922,000 was pledged as collateral. In addition, to ensure payment of the long-term refunding bonds refunding bonds the Company has caused to be delivered to the Trustee an irrevocable, direct pay letter of credit in favor of the Trustee in the amount of $15,615,000. The contract amount of the letter of credit is a reasonable estimate of its fair value as the value is fixed over the life of the commitment. No material loss is anticipated due to nonperformance by the counterparties to those agreements.

     The fair value of the remaining $23.7 million of long-term debt is estimated based on the borrowing rates currently available to the Company for loans with similar terms and average maturities. The fair value of this long-term debt is $24.2 million for 1994.

     Annual maturities of long-term debt for the five years subsequent to December 31, 1994, are as follows: 1995, $2,116,000; 1996, $3,647,000; 1997, $3,228,000; 1998, $1,864,000; 1999,
$3,840,000.

6.   Postretirement Health Care and Life Insurance Benefits

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Accumulated Postretirement Benefit Obligation (APBO) is being amortized over
twenty years.   The change in accounting reduced 1993 net income
$342,000 or nine cents per share. Net postretirement benefit cost reflects the impact of a plan amendment which reduced 1993 cost by approximately $400,000. There are no plan assets. The discount rate used to calculate the APBO was 8.5 percent for 1994 and 7.5 percent for 1993.

     The components of net periodic postretirement benefit costs for 1994 and 1993 are:
(In thousands)                                1994       1993
Service cost - benefits earned
     during the period                       $  50      $  53
Interest cost on accumulated postretirement
     benefit obligation                        309        292
Net amortization and deferral                  203        203
Net postretirement benefit cost              $ 562      $ 548

       The following table sets forth the plans' combined postretirement benefit liability as of December 31, 1994 and 1993:
(In thousands)                                1994       1993
Accumulated postretirement benefit obligation:
    Retirees                                $(2,676)    $(2,288)
    Fully eligible active employees            (565)       (863)

     Other active plan participants                  (704)    (898)
                                                   (3,945)  (4,049)
    Unrecognized transition obligation              3,660    3,863
    Unrecognized net loss                              81       66
    Postretirement liability recognized in the
         balance sheet                           $   (204) $  (120)
    Postretirement benefit costs for 1992 were recognized as claims were paid and totaled $287,000.

7.  Retirement Plan
    The components of the provision for net periodic pension cost were as follows:
                                    1994       1993       1992
                                           (In thousands)
Service cost - benefits earned
    during the period            $   843    $   749    $   847
Interest cost on projected
    benefit obligation             2,177      2,128      2,038
Actual return on assets              650     (4,272)    (1,877)
Net amortization and deferral     (4,204)       339     (2,051)
Net pension cost                 $   534    $(1,056)   $(1,043)

            Assumptions used in the accounting were:
                                     1994       1993       1992
     Discount rate                   8.5%       7.5%       8.0%
     Rate of increase in future
     compensation levels             4.0%       4.0%       4.0%
     Long-term rate of return        8.0%       8.0%       8.0%

       The following table sets forth the Plan's funded status and the related amounts recognized in the Company's balance sheet at December 31, 1994, 1993, and 1992.

                                        1994       1993     1992
                                            (In thousands)

Actuarial present value of
projected benefit obligation,
based on employment service
to date and current salary
levels:

     Vested benefits                 $(25,250) $(27,501) $(25,076)
     Nonvested benefits                  (230)     (494)     (426)
     Accumulated benefit obligation   (25,480)  (27,995)  (25,502)
     Additional amounts related
     to projected salary increases     (2,127)   (2,219)   (2,228)
     Projected benefit obligation     (27,607)  (30,214)  (27,730)
     Plan assets at fair value;
     primarily U.S. Government and
     corporate bonds and equity
     securities                        39,856    42,733    40,339
     Plan assets in excess of
     projected benefit obligation      12,249    12,519    12,609
     Unrecognized net loss/(gain)
     from past experience different
     from that assumed                     (9)     (245)     (256)
     Unrecognized net asset at
     January 1, 1986, being
     recognized principally over
     8.5 years                           -         (568)   (1,703)
     Prepaid pension                 $ 12,240  $ 11,706  $ 10,650

8.  Income Taxes
    The components of income tax expense are as follows:
                                         1994        1993        1992
                                                (In thousands)
Federal:
      Current                           $3,723      $1,310     $2,127
      Deferred                              -          436         24
State:
      Current                              618         239        363
      Deferred                              -           11          4
      Total                             $4,341      $1,996     $2,518

     The components of the net deferred tax liability are:

                                         1994        1993        1992
                                                (In thousands)
Current deferred (assets)
  Accounts receivable                   $ (365)     $ (365)    $ (830)
  Inventory                             (1,072)       (875)    (1,004)
  Accrued vacation                        (564)       (523)      (509)

    Total net current deferred (asset)  (2,001)     (1,763)    (2,343)
Noncurrent deferred (assets) liabilities
  Property and equipment                 4,702       4,706      4,900
  Pension asset                          4,606       4,405      4,007
  Postretirement
  benefit liability                        (77)       (206)        -
  Other                                   (593)       (501)      (108)
    Total net noncurrent deferred
    liability                            8,638       8,404      8,799
  Net deferred liability                $6,637      $6,641     $6,456


     The reasons for the difference between total tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows:

                                         1994        1993        1992
                                                (In thousands)
Statutory rate applied to
  pretax income                        $3,593      $1,799      $2,248
State income taxes, net
  of federal tax benefit                  409         158         240
Other                                     339          39          30
Total tax expense                      $4,341      $1,996      $2,518


9.  Postemployment Benefits
    Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" was adopted January 1, 1994. This Statement is not material to the Company's financial condition or results of operations.

10.   Lease Commitments
      The Company leases some of the warehouse and office facilities used in its business. These leases have varying expiration dates and often include renewal and purchase options. Certain leases require the Company to pay escalations in cost over base amounts for taxes, insurance, or other operating expenses incurred by lessor.

     Rental expense under operating leases for 1994, 1993, and 1992 was $711,000, $792,000, and $764,000, respectively.

     Minimum payments due for years after 1994 under noncancelable operating leases are $887,000 in 1995, $735,000 in 1996, $599,000 in
1997, $538,000 in 1998 and $275,000 thereafter.

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