Form 10-Q
period 1995-03-31
NOLAND CO
filed 1995-05-03
CIK 72243

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended March 31, 1995        Commission file no. 2-27393




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


Outstanding capital common stock, $10.00 par value at April 25, 1995, 3,700,876 shares.






[FN]
This report contains 11 pages.

                               NOLAND COMPANY AND SUBSIDIARY

                                           INDEX



PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

            Consolidated Balance Sheets -

                  March 31, 1995 (Unaudited) and Dec. 31, 1994 (Audited)....  3

            Unaudited Consolidated Statements of Income -

                  Three Months Ended March 31, 1995 and 1994................. 4

            Unaudited Consolidated Statements of Retained Earnings -

                  Three Months Ended March 31, 1995 and 1994................  5

            Unaudited Consolidated Statements of Cash Flows -

                  Three Months Ended March 31, 1995 and 1994................  6

            Notes to Unaudited Consolidated Financial Statements............  7

      Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................  8-9

PART II.  OTHER INFORMATION

           Items 1, 2, 3, 4, 5, and 6.......................................  10

SIGNATURES .................................................................  11

                                 PART 1. FINANCIAL INFORMATION
                                 NOLAND COMPANY AND SUBSIDIARY
                                  Consolidated Balance Sheets

Item 1. Financial Statements
                                                         March 31,  December 31,
                                                           1995        1994
                                                        (Unaudited)  (Audited)
Assets
Current Assets:
      Cash and cash equivalents                       $  4,019,061  $  1,428,702
      Accounts receivable, net                          51,902,921    52,457,892
      Inventory, net                                    72,559,443    64,458,250
      Deferred income taxes                              2,000,981     2,000,981
      Prepaid expenses                                     332,266       231,018
            Total Current Assets                       130,814,672   120,576,843

Property and Equipment, at cost:
      Land                                              13,057,798    13,293,104
      Buildings                                         67,488,767    66,040,313
      Equipment and fixtures                            49,820,411    49,001,851
      Property excess to current needs                   1,927,822     1,927,822
            Total                                      132,294,798   130,263,090
      Less accumulated depreciation                     58,399,718    57,277,794
            Property and Equipment, net                 73,895,080    72,985,296
Assets Held for Resale                                   1,355,897     1,355,898
Prepaid Pension                                         12,240,230    12,240,230
Other Assets                                             1,518,036     1,464,603
                                                      $219,823,915  $208,622,870

Liabilities and Stockholders' Equity
Current Liabilities:
      Notes payable, short-term borrowings            $ 16,600,000  $ 14,100,000
      Current maturity of long-term debt                   741,250     2,116,250
      Accounts payable                                  38,807,920    23,743,496
      Employee compensation                              2,935,505     4,695,592
      Accruals and other liabilities                     4,731,935     8,633,887
      Federal and state income taxes                     1,484,145     1,712,473
            Total Current Liabilities                   65,300,755    55,001,698

Long-term Debt                                          36,910,937    36,913,750

Deferred Income Taxes                                    8,638,193     8,638,193

Accrued Postretirement Benefits                            242,169       204,424

Stockholders' Equity:
      Capital common stock, par value $10;
      authorized, 6,000,000 shares; issued,
      3,880,888 shares                                  38,808,880    38,808,880
      Retained earnings                                 70,522,808    69,661,726
            Total                                      109,331,688   108,470,606
      Less treasury stock, 180,012, at cost                535,750       535,750
      Less restricted stock                                 64,077        70,051
            Stockholders' Equity                       108,731,861   107,864,805
                                                      $219,823,915  $208,622,870

[FN]
The accompanying notes are an integral part of the financial statements.

                                NOLAND COMPANY AND SUBSIDIARY

                         Unaudited Consolidated Statements of Income


                                                             Three Months Ended
                                                                  March 31,

                                                          1995               1994
Merchandise sales                                     $111,736,325      $ 97,051,251

Cost of goods sold:
      Purchases and freight-in                          98,340,722        87,622,067
      Inventory, beginning                              64,458,250        55,474,886
      Inventory, ending                                (72,559,444)      (64,104,926)

            Cost of goods sold                          90,239,528        78,992,027

Gross profit on sales                                   21,496,797        18,059,224

Operating expenses                                      20,500,789        18,435,677

Operating profit (loss)                                    996,008          (376,453)

Other income:
      Cash discounts, net                                1,069,019           924,956
      Service charges                                      341,187           330,042
      Miscellaneous                                         80,497           107,381

            Total other income                           1,490,703         1,362,379

Interest expense                                           750,176           576,842

Income before income taxes                               1,736,535           409,084

Income taxes                                               653,400           153,300

Net income                                            $  1,083,135      $    255,784

Earnings per share (based on
      3,700,876 shares outstanding)                   $        .29      $        .07

Cash dividends per share                              $        .06      $        .06










[FN]
The accompanying notes are an integral part of the financial statements.

                               NOLAND COMPANY AND SUBSIDIARY

                   Unaudited Consolidated Statements of Retained Earnings


                                                         Three Months Ended
                                                              March 31,

                                                        1995            1994

Retained earnings, January 1                        $69,661,726     $64,323,410

Add net income                                        1,083,135         255,784

Deduct cash dividends paid
($.06 per share)                                       (222,053)       (222,051)

Retained earnings, March 31                         $70,522,808     $64,357,143




































[FN]
The accompanying notes are an integral part of the financial statements.

                                NOLAND COMPANY AND SUBSIDIARY

                       Unaudited Consolidated Statements of Cash Flows

                                                                        Three Months
                                                                        Ended March 31

                                                                   1995        1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                  $  1,083,135    $   255,784
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                               1,635,594      1,550,524
   Amortization of prepaid pension cost                             -          (100,000)
   Provision for doubtful accounts                               290,190        344,250
   Amortization of unearned compensation-restricted stock          5,974           -
   Loss on sale of property                                         -            44,234
   Change in operating assets and liabilities:
    Decrease in accounts receivable                              264,781      2,101,183
    (Increase) in inventory                                   (8,101,193)    (8,630,038)
    (Increase) in prepaid expenses                              (101,248)       (91,495)
    Decrease (increase) in assets held for resale                      1        (49,911)
    (Increase) decrease in other assets                          (68,433)       272,701
    Increase in accounts payable                              15,064,424     16,082,808
    (Decrease) in employee compensation                       (1,760,087)      (997,550)
    (Decrease) in accruals and other liabilities              (3,901,952)    (1,663,043)
    (Decrease) in federal and state income taxes                (228,328)      (694,263)
    Increase (decrease) in accrued post retirement benefits       37,745        (326,236)
 Total adjustments                                              3,137,468      7,843,164
  Net cash provided by operating activities                     4,220,603      8,098,948
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                         (2,608,936)    (1,378,949)
  Proceeds from sale of assets                                     78,558        237,730
  Net cash used by investing activities                        (2,530,378)    (1,141,219)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term (payments) borrowings-net                          2,500,000     (3,200,000)
  Long-term debt repayments                                    (1,377,813)    (1,250,000)
  Dividends paid                                                 (222,053)      (222,051)
  Net cash provided (used) by financing activities                900,134)    (4,672,051)
CASH AND CASH EQUIVALENTS:
Increase during first quarter                                   2,590,359      2,285,678
Beginning of year                                               1,428,702      2,191,153
End of first quarter                                           $4,019,061     $4,476,831
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the first quarter for:
   Interest                                                    $  763,174     $  584,951
   Income taxes                                                $  881,728     $  847,563








[FN]
The accompanying notes are an integral part of the financial statements.

                       NOLAND COMPANY AND SUBSIDIARY

            Notes to Unaudited Consolidated Financial Statements



1. In the opinion of the Company, the accompanying unaudited consolidated statements of income contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations for the three months ended March 31, 1995 and 1994.

2. The Notes to Consolidated Financial Statements included in the Company's December 31, 1994, Annual Report on Form 10-K are an integral part of the interim unaudited financial statements and remain substantially unchanged. The Company takes a physical inventory annually on December 31 of each year. Interim period cost of goods sold is determined by costing sales as follows: stock items at current acquisition costs; direct shipments from manufacturers to customers at identified cost. Elements of cost that are determinable only at year-end have been considered by management.

3. Due to the seasonal nature of the construction industry supplied by the registrant, interim results of operations of each period are not necessarily indicative of earnings for the year.

4. Accounts Receivable as of March 31, 1995 and 1994 are net of allowance for doubtful accounts of $968,427 and $968,427, respectively. Quarterly bad debt charges, net of recoveries, were $214,563 for 1995 and $247,992 for 1994.

5. The dollar amount of Noland Company's backlog of orders believed to be firm was approximately $44,581,173 at March 31, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
The Company maintains its short and long-term liquidity through: (1) cash flow from operations; (2) short-term borrowings; (3) bank lines of credit arrangements, when needed; and (4) additional long-term debt, when needed.

The Company generated $4.2 million in cash from operations during the first three months of 1995, compared to $8.1 million for the same year-earlier period. The cash was used primarily for capital expenditures totaling $2.6 million. Principal changes in financial condition from December 31, 1994 to March 31, 1995 include an increase in inventory of $8.1 million and an increase in accounts payable of $15.1 million. The main reason for the increases in inventory and accounts payable from year-end 1994 to March 31, 1995 is due to the normally reduced level of inventory buying in December, the low point of the Company's operating cycle and to the steadily increased inventory purchasing as the business cycle moves into the spring and summer busy seasons. Management believes the Company has adequate financial resources to meet the needs of foreseeable future.

Results of Operations
For the first-quarter of 1995 the Company had net income of $1.1 million, or 29 cents per share, compared to net income of $256,000, or seven cents per share for, the first quarter of 1994.

Sales for the first quarter of 1995 were up 15.1 percent compared to the first quarter of 1994 to a total of $111.7 million. The $111.7 million in sales was a record for any first quarter. Healthy economic conditions in construction and manufacturing, along with five more branches and milder winter weather than a year ago, contributed to the improved sales total. Excluding the new branches, sales increased 11 percent. The Company's gross margin of profit increased six-tenths of a percentage point over the year-earlier period. This increase is primarily due to management refining its quarterly inventory adjustments. Operating expenses increased 11.2 percent over first quarter 1994 mainly due to new operations and increased personnel cost.

Interest expense increased by 30 percent, due to higher interest rates and larger accounts receivable and inventory investments.

The Company remains optimistic about 1995, despite indications economic growth is slowing. Orders for future delivery are up 23 percent over a year ago, and the economy appears conducive to continued strong demand for our products and services.

                                     PART II. OTHER INFORMATION



Item 1.  None
Item 2.  None
Item 3.  None
Item 4.  None
Item 5.  None
Item 6.  None

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             NOLAND COMPANY




May 2, 1995                                        Arthur P. Henderson,Jr.
                                                   Arthur P. Henderson,Jr.
                                                   Vice President-Finance