Form 10-Q
period 1995-06-30
NOLAND CO
filed 1995-08-02
CIK 72243

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended June 30, 1995        Commission file no. 2-27393




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


Outstanding capital common stock, $10.00 par value at July 26, 1995, 3,700,876 shares.






[FN]
This report contains 11 pages.

                               NOLAND COMPANY AND SUBSIDIARY

                                            INDEX



PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

            Consolidated Balance Sheets -

                  June 30, 1995 (Unaudited) and Dec. 31, 1994 (Audited)....  3

            Unaudited Consolidated Statements of Income -

                  Three Months and Six Months Ended June 30, 1995 and 1994.. 4

            Unaudited Consolidated Statements of Retained Earnings -

                  Six Months Ended June 30, 1995 and 1994..................  5

            Unaudited Consolidated Statements of Cash Flows -

                  Six Months Ended June 30, 1995 and 1994..................  6

            Notes to Unaudited Consolidated Financial Statements...........  7

      Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................  8-9

PART II.  OTHER INFORMATION

           Items 1, 2, 3, 4, 5, and 6.....................................  10

SIGNATURE  ...............................................................  11

                                 PART 1. FINANCIAL INFORMATION
                                 NOLAND COMPANY AND SUBSIDIARY
                                  Consolidated Balance Sheets

Item 1. Financial Statements
                                                         June 30,   December 31,
                                                           1995        1994
                                                        (Unaudited)  (Audited)
Assets
Current Assets:
      Cash and cash equivalents                       $  3,847,450  $  1,428,702
      Accounts receivable, net                          55,646,879    52,457,892
      Inventory, net                                    72,707,107    64,458,250
      Deferred income taxes                              2,000,981     2,000,981
      Prepaid expenses                                     295,033       231,018
            Total Current Assets                       134,497,450   120,576,843

Property and Equipment, at cost:
      Land                                              13,089,124    13,293,104
      Buildings                                         68,266,000    66,040,313
      Equipment and fixtures                            50,734,881    49,001,851
      Property excess to current needs                   1,927,822     1,927,822
            Total                                      134,017,827   130,263,090
      Less accumulated depreciation                     59,499,764    57,277,794
            Property and Equipment, net                 74,518,063    72,985,296

Assets Held for Resale                                   1,355,897     1,355,898
Prepaid Pension                                         12,240,230    12,240,230
Other Assets                                             1,505,210     1,464,603
                                                      $224,116,850  $208,622,870
Liabilities and Stockholders' Equity
Current Liabilities:
      Notes payable, short-term borrowings            $ 17,600,000  $ 14,100,000
      Current maturity of long-term debt                 1,991,250     2,116,250
      Accounts payable                                  40,270,698    23,743,496
      Employee compensation                              3,879,657     4,695,592
      Accruals and other liabilities                     5,275,889     8,633,887
      Federal and state income taxes                       659,887     1,712,473
            Total Current Liabilities                   69,677,381    55,001,698

Long-term Debt                                          35,058,125    36,913,750

Deferred Income Taxes                                    8,638,193     8,638,193

Accrued Postretirement Benefits                            295,345       204,424

Stockholders' Equity:
      Capital common stock, par value $10;
      authorized, 6,000,000 shares; issued,
      3,880,888 shares                                  38,808,880    38,808,880
      Retained earnings                                 72,232,779    69,661,726
            Total                                      111,041,659   108,470,606
      Less treasury stock, 180,012, at cost                535,750       535,750
      Less restricted stock                                 58,103        70,051
            Stockholders' Equity                       110,447,806   107,864,805
                                                      $224,116,850  $208,622,870

[FN]
The accompanying notes are an integral part of the financial statements.

                                NOLAND COMPANY AND SUBSIDIARY

                         Unaudited Consolidated Statements of Income


                                 Three Months Ended          Six Months Ended
                                      June 30,                   June 30,

                                  1995         1994         1995         1994

Merchandise sales            $123,559,896 $115,931,471 $235,296,221 $212,982,722

Cost of goods sold:
   Purchases and freight-in   100,156,239   94,375,279  198,496,961  181,997,346
   Inventory, beginning        72,559,444   64,104,926   64,458,250   55,474,886
   Inventory, ending           72,707,108   64,122,742   72,707,108   64,122,742

     Cost of goods sold       100,008,575   94,357,463  190,248,103  173,349,490

Gross profit on sales          23,551,321   21,574,008   45,048,118   39,633,232

Operating expenses             20,985,066   19,769,642   41,485,855   38,205,319

Operating profit                2,566,255    1,804,366    3,562,263    1,427,913

Other income:
   Interest                        18,700       19,623       38,703       51,626
   Cash discounts, net          1,041,018      981,055    2,110,037    1,906,011
   Service charges                335,524      294,345      656,708      592,384
   Other gains (losses)
     and recoveries                  -            -            -        (44,234)
   Miscellaneous                   47,359       71,496      127,856      223,111

         Total other income     1,442,601    1,366,519    2,933,304    2,728,898

Interest expense                  911,033      641,430    1,661,209    1,218,272

Income before income taxes      3,097,823    2,529,455    4,834,358    2,938,539

Income taxes:
  State                           170,400      139,100      265,900      161,700
  Federal                         995,400      812,700    1,553,300      943,400

   Total income taxes           1,165,800      951,800    1,819,200    1,105,100

Net income                   $  1,932,023 $  1,577,655 $  3,015,158 $  1,833,439

Earnings per share (based on
3,700,876 shares outstanding)$        .52 $        .43 $        .81 $        .50

Cash dividends per share     $        .06 $        .06 $        .12 $        .12










[FN]
The accompanying notes are an integral part of the financial statements.

                               NOLAND COMPANY AND SUBSIDIARY

                   Unaudited Consolidated Statements of Retained Earnings


                                                          Six Months Ended
                                                               June 30,

                                                        1995            1994

Retained earnings, January 1                        $69,661,726     $64,323,410

Add net income                                        3,015,158       1,833,439

Deduct cash dividends paid
($.12 per share)                                       (444,105)       (444,105)

Retained earnings, June 30                          $72,232,779     $65,712,744









































[FN]
The accompanying notes are an integral part of the financial statements.

                                  NOLAND COMPANY AND SUBSIDIARY

                       Unaudited Consolidated Statements of Cash Flows

                                                               Six Months
                                                              Ended June 30

                                                            1995         1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             $ 3,015,158  $ 1,833,439
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization                           3,315,025    3,105,768
 Amortization of prepaid pension cost                         -        (200,000)
 Provision for doubtful accounts                           580,380      688,500
 Amortization of unearned compensation-restricted stock     11,949         -
 Loss on sale of property                                     -          44,234
Change in operating assets and liabilities:
 (Increase) in accounts receivable                      (3,769,367)  (5,135,773)
 (Increase) in inventory                                (8,248,857)  (8,647,855)
 (Increase) decrease in prepaid expenses                   (64,015)     334,685
 Decrease (increase) in assets held for resale                   1      (49,911)
 (Increase) decrease in other assets                       (70,607)     831,998
 Increase in accounts payable                           16,527,202   20,878,102
 (Decrease) in employee compensation                      (815,935)    (525,064)
 (Decrease) in accruals and other liabilities           (3,357,998)    (740,087)
 (Decrease) in federal and state income taxes           (1,052,586)    (351,471)
 Increase (decrease) in accrued post retirement benefits    90,921     (376,393)
Total adjustments                                        3,146,113    9,856,733
 Net cash provided by operating activities               6,161,271   11,690,172
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                   (4,983,842)  (3,497,957)
 Proceeds from sale of assets                              166,049      344,249
 Net cash used by investing activities                  (4,817,793)  (3,153,708)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Short-term borrowings (payments) net                    3,500,000   (3,900,000)
 Long-term debt repayments                              (1,980,625)  (1,850,000)
 Dividends paid                                           (444,105)    (444,105)
 Net cash provided (used) by financing activities        1,075,270   (6,194,105)
CASH AND CASH EQUIVALENTS:
Increase during first six months                         2,418,748    2,342,359
Beginning of year                                        1,428,702    2,191,153
End of first six months                                 $3,847,450   $4,533,512
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the first six months for:
 Interest                                               $1,619,812   $1,218,272
 Income taxes                                           $2,871,786   $1,456,571










[FN]
The accompanying notes are an integral part of the financial statements.

                     NOLAND COMPANY AND SUBSIDIARY

          Notes to Unaudited Consolidated Financial Statements


1. In the opinion of the Company, the accompanying unaudited consolidated statements of income contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations for the six months ended June 30, 1995 and 1994.

2. The Notes to Consolidated Financial Statements included in the Company's December 31, 1994 Annual Report on Form 10-K are an integral part of the interim unaudited financial statements and remain substantially unchanged. The Company takes a physical inventory annually on December 31 of each year. Interim period cost of goods sold is determined by costing sales as follows: stock items at current acquisition costs; direct shipments from manufacturers to customers at identified cost. Elements of cost that are finally determinable only at year-end have been considered by management.

3. Due to the seasonal nature of the construction industry supplied by the registrant, interim results of operations of each period are not necessarily indicative of earnings for the year.

4. Accounts Receivable as of June 30, 1995 and 1994 are net of allowance for doubtful accounts of $968,427 and $968,427, respectively. Second quarter bad debt charges, net of recoveries, were $247,673 for 1995 and $247,814 for 1994.
      Year-to-date bad debt charges, net of recoveries, were $462,236 for 1995 and $495,806 for 1994.

5. The dollar amount of Noland Company's backlog of orders believed to be firm was approximately $43,270,172 at June 30, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
The Company generally generates its cash needs through: (1) cash flow from operations; (2) short-term borrowings from bank lines of credit arrangements, when needed; and (3) additional long-term debt, when needed.

For the first six months of 1995, the Company generated $6.2 million in cash from operations, compared to $11.7 million for the same period last year. The cash was used primarily to purchase property and equipment, reduce long-term debt and pay dividends. Management believes the Company has adequate financial resources to meet the needs of foreseeable future.

Results of Operations
Second-quarter sales of $123.6 million were 6.6 percent greater than the $115.9 million recorded in the second quarter of 1994. Much of the increase in sales came from operations opened late last year. Same-branch sales increased 2.1 percent. Two of our key markets -- housing construction and factory production -- slowed more than expected in the second quarter, limiting demand for our products. Second quarter sales did however benefit from stronger activity in the nonresidential construction segment, which includes office buildings, manufacturing plants and utility expansions. Direct shipment sales, which typically involve large commercial construction projects, were up 21 percent. Sales for the air conditioning/refrigeration, electrical and plumbing and heating departments increased 16 percent, 14 percent and three percent, respectively. Industrial department sales were down slightly from the year-earlier period. Sales for the first six months of 1995 were $235.3 million compared to $213 million for the year-earlier period.

The gross margin of profit as a percent of sales increased five-tenths of a percentage point for both the quarter and year-to-date. The increase for the quarter and year-to-date is primarily due to management refining its quarterly inventory adjustments.

Operating expenses for the quarter were $21 million compared to $19.8 million for an increase of 6.1 percent from the year-earlier period. For the first six months, operating expenses were $41.5 million versus $38.2 million a year-ago. Operating expenses as a percent of sales declined for both the quarter and first six months compared to the year-earlier periods.

Interest expense for the quarter and year-to-date increased 42.0 percent and 36.4 percent, respectively. The increases are due to higher interest rates and larger investments in accounts receivable and inventories.

Net income for the quarter was $1,932,023 or 52 cents per share compared to $1,577,655 or 43 cents per share for the second quarter of 1994. All of the increase of nine cents per share came from the refinement in quarterly inventory adjustments. For year-to-date, net income was $3,015,158 or 81 cents per share compared to $1,833,439 or 50 cents per share for the year earlier period. The inventory adjustment added 19 cents per share.

We were not ecstatic about our performance in the second quarter because it fell short of our expectations, but we have reasons to be optimistic about the remainder of the year. Housing construction is showing signs of improving, and the recent drop in interest rates should give it an additional boost. Unusually mild weather this spring had an adverse impact on replacement air conditioning equipment sales, which should translate into a surge in demand this summer. Also, there are indications that factory production is rising, which would create greater demand for our industrial supplies.

                           PART II. OTHER INFORMATION



Item 1.  None
Item 2.  None
Item 3.  None
Item 4.  None
Item 5.  None
Item 6.  None

                               SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             NOLAND COMPANY




July 26, 1995
                                            Arthur P. Henderson, Jr.
                                            Arthur P. Henderson, Jr.
                                            Vice President-Finance