Form 10-Q
period 1995-09-30
NOLAND CO
filed 1995-11-07
CIK 72243

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended September 30, 1995        Commission file no. 2-27393




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


Outstanding capital common stock, $10.00 par value at October 27, 1995 3,700,876 shares.











[FN]
This report contains 12 pages.

                         NOLAND COMPANY AND SUBSIDIARY

                                        INDEX



                                                                       PAGE NO.

PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

      Consolidated Balance Sheets -

            September 30, 1995 (Unaudited) and Dec. 31, 1994 (Audited)........3

      Unaudited Consolidated Statements of Income -

            Three Months and Nine Months Ended September 30, 1995 and 1994....4

      Unaudited Consolidated Statements of Retained Earnings -

            Nine Months Ended September 30, 1995 and 1994.....................5

      Unaudited Consolidated Statements of Cash Flows -

            Nine Months Ended September 30, 1995 and 1994.....................6

      Notes to Unaudited Consolidated Financial Statements..................7-8

   Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........................9-10

PART II.  OTHER INFORMATION

          Items 1, 2, 3, 4, 5, and 6.........................................11

SIGNATURE....................................................................12

                                   PART 1. FINANCIAL INFORMATION
                                 NOLAND COMPANY AND SUBSIDIARY
                                  Consolidated Balance Sheets

   Item 1. Financial Statements
                                                   September 30,   December 31,
                                                      1995            1994
                                                    (Unaudited)     (Audited)
   Assets
   Current Assets:
        Cash and cash equivalents                   $  5,394,393  $  1,428,702
        Accounts receivable, net                      52,549,792    52,457,892
        Inventory, net                                63,807,945    64,458,250
        Deferred income taxes                          2,000,981     2,000,981
        Prepaid expenses                                 266,861       231,018
                   Total Current Assets              124,019,972   120,576,843

   Property and Equipment, at cost:
        Land                                          13,103,647    13,293,104
        Buildings                                     68,767,938    66,040,313
        Equipment and fixtures                        51,120,964    49,001,851
        Property excess to current needs               1,810,700     1,927,822
                   Total                             134,803,249   130,263,090
        Less accumulated depreciation                 60,643,818    57,277,794
                   Property and Equipment, net        74,159,431    72,985,296
   Assets Held for Resale                              1,355,897     1,355,898
   Prepaid Pension                                    12,052,730    12,240,230
   Other Assets                                        1,437,166     1,464,603
                                                    $213,025,196  $208,622,870
   Liabilities and Stockholders' Equity
   Current Liabilities:
        Notes payable, short-term borrowings        $       -     $ 14,100,000
        Current maturity of long-term debt             3,646,250     2,116,250
        Accounts payable                              37,868,781    23,743,496
        Employee compensation                          4,118,018     4,695,592
        Accruals and other liabilities                 5,875,891     8,633,887
        Federal and state income taxes                   236,932     1,712,473
                   Total Current Liabilities          51,745,872    55,001,698

   Long-term Debt                                     40,770,313    36,913,750

   Deferred Income Taxes                               8,638,193     8,638,193

   Accrued Postretirement Benefits                       382,736       204,424

   Stockholders' Equity:
        Capital common stock, par value $10;
        authorized, 6,000,000 shares; issued,
        3,880,888 shares                              38,808,880    38,808,880
        Retained earnings                             73,267,081    69,661,726
                   Total                             112,075,961   108,470,606
        Less treasury stock, 180,012, at cost            535,750       535,750
        Less unearned compensation-restricted stock       52,129        70,051
                   Stockholders' Equity              111,488,082   107,864,805

                                                    $213,025,196  $208,622,870





[FN]
   The accompanying notes are an integral part of the financial statements.

                                   NOLAND COMPANY AND SUBSIDIARY

                          Unaudited Consolidated Statements of Income


                                Three Months Ended        Nine Months Ended
                                   September 30,            September 30,

                                 1995        1994         1995         1994

Merchandise sales           $120,701,547 $116,981,688 $355,997,768 $329,964,410

 Cost of goods sold:
    Purchases and freight-in  88,785,629   92,592,426  287,282,590  274,589,772
    Inventory, beginning      72,707,108   64,122,742   64,458,250   55,474,886
    Inventory, ending         63,807,944   61,646,444   63,807,944   61,646,444
      Cost of goods sold      97,684,793   95,068,724  287,932,896  268,418,214

 Gross profit on sales        23,016,754   21,912,964   68,064,872   61,546,196

 Operating expenses           21,473,962   20,242,399   62,959,817   58,447,718

 Operating profit (loss)       1,542,792    1,670,565    5,105,055    3,098,478

 Other income:
    Interest                      25,518       18,141       64,221       69,767
    Cash discounts, net          873,320      932,075    2,983,357    2,838,086
    Service charges              337,463      333,080      994,171      925,464
    Other gains (losses)
      and recoveries                -            -            -        (44,234)
    Miscellaneous                197,679       67,754      325,535      290,865

          Total other income   1,433,980    1,351,050    4,367,284    4,079,948

 Interest expense                843,900      666,164    2,505,109    1,884,436

 Income before income taxes    2,132,872    2,355,451    6,967,230    5,293,990

 Income taxes:
   State                         117,300      129,500      383,200      291,200
   Federal                       685,200      756,800    2,238,500    1,700,200

     Total income taxes          802,500      886,300    2,621,700    1,991,400

 Net income                  $ 1,330,372  $ 1,469,151  $ 4,345,530   $3,302,590

Earnings per share (based on
3,700,876 shares outstanding)$       .36  $       .39  $      1.17   $      .89

 Cash dividends per share    $       .08  $       .06  $       .20   $      .18










[FN]
    The accompanying notes are an integral part of the financial statements.

                                   NOLAND COMPANY AND SUBSIDIARY

                 Unaudited Consolidated Statements of Retained Earnings



                                                       Nine Months Ended
                                                         September 30,

                                                     1995             1994

     Retained earnings, January 1                $69,661,726     $64,323,410

     Add net income                                4,345,530       3,302,590

     Deduct cash dividends paid
     ($.20 and $.18 per share, respectively)        (740,175)       (666,158)

     Retained earnings, September 30             $73,267,081     $66,959,842








































[FN]
   The accompanying notes are an integral part of the financial statements.

                                  NOLAND COMPANY AND SUBSIDIARY

                       Unaudited Consolidated Statements of Cash Flows


                                                            Nine Months
                                                         Ended September 30,


                                                         1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $ 4,345,530    $ 3,302,590
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization                         4,998,237      4,660,788
 Amortization of prepaid pension cost                    187,500       (300,000)
 Amortization of unearned compensation-restricted stock   17,923          7,468
 Provision for doubtful accounts                         870,570      1,032,750
 Loss on sale of property                                   -            44,234
 Change in operating assets and liabilities:
 (Increase) in accounts receivable                      (962,470)    (5,479,050)
 Decrease (increase) in inventory                        650,305     (6,171,558)
 (Increase) decrease in prepaid expenses                 (35,843)       417,840
 Decrease (increase) in assets held for resale                 1        (49,911)
 (Increase) decrease in other assets                     (17,563)       863,261
 Increase in accounts payable                         14,125,285     11,907,180
 (Decrease) in employee compensation                    (577,574)      (160,214)
 (Decrease) in accruals and other liabilities         (2,757,996)      (614,873)
 (Decrease) in federal and state income taxes         (1,475,541)      (788,095)
 Increase (decrease) in accrued postretirement benefits  178,312       (324,905)
Total adjustments                                     15,201,146      5,044,915
  Net cash provided by operating activities           19,546,676      8,347,505
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                 (6,479,569)    (4,922,287)
 Proceeds from sale of assets                            352,196        375,405
  Net cash used by investing activities               (6,127,373)    (4,546,882)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Short-term borrowings (payments) net                (14,100,000)     1,750,000
 Long-term debt repayments                            (4,613,437)    (1,980,000)
 Long-term borrowings                                 10,000,000           -
 Dividends paid                                         (740,175)      (666,158)
 Purchase of restricted stock                               -          (102,500)
  Net cash used by financing activities               (9,453,612)      (998,658)
CASH AND CASH EQUIVALENTS:
Increase during first nine months                      3,965,691      2,801,965
Beginning of year                                      1,428,702      2,191,153
End of first nine months                              $5,394,393     $4,993,118
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the first nine months for:
 Interest                                             $2,509,857     $1,859,016
 Income taxes                                         $3,640,861     $2,779,495









[FN]
The accompanying notes are an integral part of the financial statements.

                                   NOLAND COMPANY AND SUBSIDIARY
                     Notes to Unaudited Consolidated Financial Statements


1. In the opinion of the Company, the accompanying unaudited consolidated statements of income contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations for the nine months ended September 30, 1995 and 1994.

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

4. Accounts Receivable as of September 30, 1995 and 1994 are net of allowance for doubtful accounts of $968,427 and $968,427, respectively. Third-quarter bad debt charges, net of recoveries, were $223,754 for 1995 and $292,778 for 1994.
      Year-to-date bad debt charges, net of recoveries, were $685,990 for 1995 and $788,584 for 1994.

5. The dollar amount of Noland Company's backlog of orders believed to be firm was approximately $38,810,456 at September 30, 1995.

6. In August, the Company entered into an unsecured term revolver loan with a bank. The committed amount of the loan is $15,000,000. The Company may pay down and reborrow to the committed amount without penalty. The interest rate is variable with interest payable monthly. The loan matures on August 21, 1998. The loan is subject to a non-usage fee if the average usage for a 90 day period is less than fifty percent. The Company borrowed $7,500,000 at closing which was used to pay down short-term debt.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Liquidity and Capital Resources
The Company generates necessary cash through: (1) cash flow from operations; (2) short-term borrowings from bank lines of credit arrangements, when needed; and (3) additional long-term debt, when needed.

For the first nine months of 1995, the Company generated $19.5 million in cash from operations, compared to $8.3 million for the same period last year. The cash was used primarily to purchase property and equipment, reduce debt and pay dividends. The Company arranged a $15 million long term revolver loan in August 1995. The initial draw of $7.5 million was used to pay off short-term debt.

Management believes the Company's liquidity, capital resources and working capital are sufficient to meet the needs of the foreseeable future.

Results of Operations
Third-quarter sales of $120.7 million were 3.2 percent greater than the $117 million for the year-earlier period. Results for individual product departments varied. Air conditioning /refrigeration department sales were up 27 percent over last year due to a combination of new operations opened late last year and high demand prompted by record-setting summer heat. Industrial sales were flat, while the plumbing/heating and electrical departments suffered sales declines of three percent and eight percent, respectively. Sales for the first nine months of 1995 were $356 million compared to $330 million for the year-earlier period.

The gross margin of profit increased from 18.7 percent in 1994 to
19.1 percent in 1995 for both the quarter and first nine months.
The increase is due to management refining its quarterly inventory adjustment.

Operating expenses for the quarter were $21.5 million compared to $20.2 million for an increase of 6.1 percent from the year-earlier period. For the first nine months, operating expenses were $63 million versus $58.4 million a year-ago for an increase of 7.7 percent.

Interest expense for the quarter and year-to-date increased 26.7 percent and 32.9 percent, respectively. The increases are due to higher interest rates and larger investments in accounts receivable and inventories.

Net income for the quarter was $1.3 million or 36 cents per share compared to $1.5 million or 39 cents per share for the third quarter of 1994. Eight cents of the 36 cents per share came from the refinement in quarterly inventory adjustments. For year-to-date, net income was $4.3 million or $1.17 per share compared to $3.3 million or 89 cents per share for the year earlier period. The inventory adjustment added 27 cents per share.

The third quarter was a disappointment because it fell short of our expectations. Demand for our products and services in the housing and manufacturing sectors fell sharply in September thwarting our efforts to achieve significant sales growth. As we head into the final months of 1995 we are hopeful we can take full advantage of the pockets of strength in our markets and finish the year with renewed momentum.

                        PART II. OTHER INFORMATION



Item 1.  None
Item 2.  None
Item 3.  None
Item 4.  None
Item 5.  None
Item 6a. Exhibits

                              EXHIBIT INDEX
Exhibit Number                          Exhibit            Page
     3                        Articles of Incorporation    13 - 34
                              and ByLaws (as amended and
                              restated)

    27                        Financial data schedule      35


     As to any security holder requesting a copy of the Form 10-Q, the Company will furnish any exhibit indicated in the above list as filed with Form 10-Q upon payment to it of its expenses in furnishing such exhibit.

Item 6b. None

                                             SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             NOLAND COMPANY




November 2, 1995                                Arthur P. Henderson, Jr.
                                                Arthur P. Henderson, Jr.
                                                Vice President-Finance

                         ARTICLES OF INCORPORATION
                                   Of
                             NOLAND COMPANY
                      A Virginia Stock Corporation

                         As Amended and Restated


      1.    The name of the Corporation is NOLAND COMPANY.

      2. The purposes of the Corporation are to engage in the business of manufacturing, buying, selling and distributing, at wholesale or otherwise, plumbing, heating, electrical, industrial, refrigerating and air conditioning products and equipment, machine tools and all other products of any kind without limitation and to engage in all related businesses. In addition, the Corporation shall have the power to carry on business of any nature and purpose not prohibited by law or required by Section 13.1-50 of the Virginia Code to be stated in these Articles. The Corporation shall also have power to enter into partnerships and joint ventures with other corporations, domestic or foreign, or with any individual or individuals.

      3. The Corporation shall have authority to issue 6,000,000 shares of common stock of the par value of $10 per share. The shares outstanding shall be entitled to preemptive rights and shall not be issued until the agreed subscription shall have been fully paid so that all shares shall be fully paid and non-assessable.

      4. The number of Directors of the Corporation shall be three or such greater number as may from time to time be specified in the By-Laws.

      5. Any amendment or restatement of these articles other than an amendment or restatement that amends or affects the shareholder vote required by the Virginia Stock Corporation Act to approve a merger, statutory share exchange, sale of all or substantially all of the Corporation's assets or the dissolution of the Corporation shall be approved by a majority of the votes entitled to be cast by each shareholder voting group that is entitled to vote on the matter.

                                                           [Effective 7/26/95]


                              NOLAND COMPANY
                                  BY-LAWS


                                 ARTICLE I

                               Stockholders


                    1.Annual and Special Meetings

           The annual meeting of the stockholders of the Corporation shall be held on the third Thursday of April each year, or such later date in the month of April, May or June as the Board of Directors may designate. Other meetings of the stockholders shall be held whenever called by the Chairman of the Board of Directors, the President, a majority of the Directors or stockholders holding at least
1/10 of the then outstanding number of shares of Capital
Stock entitled to vote. All meetings shall be held at such hour and at such place within or without the State of Virginia as may be stated in the notice of the meeting.

                    2.Notice of Meetings

             Notice stating the time and place of the meeting and, in case of a special meeting, the purpose or purposes for which it is called, shall be mailed to each stockholder at his address as it appears on the Stock Transfer books of the Corporation not less than 10 nor more than 50 days before the date of the meeting (except that if the meeting is to act on (a) an amendment to the Articles of Incorporation, (b) a reduction in stated capital, (c) a plan of merger or consolidation, (d) the sale, lease, exchange, mortgage or pledge of all or substantially all of the assets of the Corporation when not to be made in the usual and regular course of business, or (e) the dissolution of the Corporation, then such notice shall be mailed not less than 25 nor more than 50 days before the date of the meeting and in addition shall be accompanied by a copy of the proposed amendment or plan of reduction, or merger or consolidation, as appropriate). Any stockholder may waive in writing any notice of a meeting, whether before or after the date of the meeting.

                    3.Quorum

               The holders of a majority of the outstanding shares of Capital Stock entitled to vote shall constitute a quorum at any meeting of the stockholders. If less than a majority of the outstanding shares are present in person or represented by proxy at a meeting, a majority of the shares so represented may adjourn the meeting from time to time without further notice. At such reconvened meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally notified. The shareholders present at a duly organized meeting may continue to transact business until adjournment, notwithstanding the withdrawal of enough shareholders to leave less than a quorum.

                     4.Vote Required

               A vote of the majority of the shares present either in person or by proxy shall determine all questions, except that (1) a two-thirds vote of all shares outstanding shall be required to approve any of the actions listed in items (a), (b), (c), (d) or (e) of Section 2 above and (2) a two-thirds vote, or more, of shares present shall be required on certain questions of procedure for the meeting when required by Section 6 of this Article I.

                    5.Closing of Transfer Books and Fixing of Record

Date

           The transfer books for shares of Capital Stock of the Corporation may be closed by order of the Board of Directors for not exceeding 50 days for the purpose of determining stockholders entitled to notice of, or to vote at, any meeting of stockholders or any adjournment thereof or entitled to receive payment of any dividend or in order to make a determination of stockholders for any other proper purpose. In lieu of closing the stock transfer books the Board of Directors may fix in advance a date as the record date for any such determination of stockholders, such date to be not more than 50 days preceding the date on which the particular action requiring such determination is to be taken.

                      6.Meeting Procedure

             The Chairman of the Board of Directors shall preside over all meetings of the stockholders or, in his absence, the President or, if he be present, the Senior Vice President or a Vice President. If no such officer is present, a chairman shall be elected by the meeting. The Secretary of the Corporation shall act as secretary of the meeting if he be present and, if he be not present, a secretary shall be elected by the meeting. The Chairman of the meeting may appoint one or more inspectors of election to determine the qualification of voters, the validity of proxies and the results of any vote. To the extent not otherwise expressly provided elsewhere in these By-Laws or by the laws of Virginia, the meeting shall be conducted by the ordinary rules of parliamentary procedure as interpreted by the presiding officer and in the event of any dispute as to such parliamentary rules, the most recent edition of Roberts Rules of Order as interpreted by the presiding officer shall govern and no ruling of the Chair shall be reversed on appeal to the floor except by the concurring vote of the holders of more than two-thirds of the shares present or represented.

                    7.Opt-Out of Control Share Acquisitions Act

         Article 14.1 of the Virginia Stock Corporation
Act (Control Share Acquisitions) does not apply to any acquisition of shares of the Corporation.

                                 ARTICLE II
                                 Directors

                    1.Number

              The Board of Directors shall consist of six
(6) Directors. This number may be changed at any time by amendment of these By-Laws, but shall always be a number of not less than three. Directors need not be stockholders.

                    2.Election, Term, Removal, Vacancy

             The Board of Directors shall be chosen at the annual meeting of the stockholders. Directors shall hold office until the next annual meeting of the stockholders or until their successors are elected. The stockholders at any meeting called expressly for the purpose, by a vote of the holders of a majority of all the shares of Capital Stock at the time outstanding may remove any Director with or without cause and fill the vacancy. Any vacancy arising among the Directors may be filled by the remaining Directors unless sooner filled by the stockholders in meeting, provided, however, that the Directors may not fill more than two vacancies resulting from an increase in the number of Directors by amendment of the By-Laws.

                    3.Meetings

             Meetings of the Board of Directors shall be held at times fixed by resolution of the Board or on the call of the Chairman of the Board, the President or a majority of the members of the Board.

                    4.Notice of Meetings
                 Notice of any meeting, whether regular or special, shall be given by the Secretary to each member of the Board not less than two days before the meeting by mail or by delivering such notice to him or telephoning or telegraphing it to him at least one day before the meeting.
Notice of any meeting shall state the time and place of the meeting but need not state the objects thereof. Meetings may be held without notice if all the Directors are present or those not present waive notice in writing whether before or after the meeting.

                    5.Quorum and Vote Requirement
                  A quorum at any meeting shall consist of a majority of the number of Directors fixed by the By-Laws and a majority of those present where there is a quorum shall decide all questions coming before the meeting. The
Chairman shall always be entitled to vote.

                   6.Action by Written Consent

             The Board of Directors may take action without a meeting provided that all of the Directors sign a written consent pursuant to Section 13.1-685 of the Virginia Stock
Corporation Act.

                                ARTICLE III
                            Executive Committee

                    1.Appointment

                The Board of Directors may, by the concurring action of a majority of the number of the Directors fixed by the By-Laws, designate by resolution 2 or more of the Directors to constitute an Executive Committee.

                    2.Authority

                  The Executive Committee, when the Board of
Directors is not in session, shall have and may exercise all of the authority of the Board of Directors except (i) to approve or recommend to stockholders for approval, any of the actions listed in items (a), (b), (c), (d) or (e) of
Section 2 of Article I or (ii) to amend the By-Laws.

                    3.Quorum

                  A majority of the members of the Executive
Committee shall constitute a quorum.

                    4.Action Without a Meeting

                    The Executive Committee may take action
without a meeting upon the signature of all members to a written consent signed before such action and setting forth the action to be taken in this manner.

                    5.Minutes

                The Executive Committee shall keep regular minutes of its proceedings.

                    6.Other Rules

                 The Executive Committee may make other rules for the conduct of its meetings, the notice required and the maintenance of its records.

                                ARTICLE IV
                              Audit Committee

                    1.Establishment

               There shall be and hereby is established an Audit Committee of the Board of Directors, which Committee is intended to function primarily in an oversight capacity with respect to the Company's auditing, accounting, reporting and control functions and to assist the whole Board in fulfilling its fiduciary responsibilities with respect thereto and the adequacy thereof. The Board in its judgment and from time-to-time, by subsequent actions, may provide more detailed description of the Committee's charter and modus operandi.

                    2.Appointment

                   The Board of Directors, by the concurring action of a majority of the number of Directors fixed by the By-Laws, shall designate by resolution two or more of the Directors to constitute an Audit Committee, of which a majority shall be independent directors and the Chairman thereof.

                    3.Quorum

                     A majority of the members of the Audit
Committee shall constitute a quorum.

                    4.Minutes

              The Audit Committee shall keep regular minutes of its proceedings.

                    5.Other Rules

             The Audit Committee, as it deems appropriate, may make such other rules for the conduct of its meetings, the notice required and the maintenance of its records.

                                 ARTICLE V
                          Compensation Committee

                    1.Appointment

                   The Board of Directors shall, by the
concurring action of a majority of the number of the Directors fixed by the By-Laws, designate by resolution two or more of the Directors to constitute the Compensation
Committee.

                    2.Authority

                 The Compensation Committee shall fix the salaries and extra compensation of all executive officers.
It also shall administer the Corporation's Restricted Stock
Plan.

                    3.Quorum

               A majority of the members of the Compensation
Committee shall constitute a quorum.

                    4.Action Without a Meeting

                The Compensation Committee may take action without a meeting upon the signature of all members to a written consent setting forth the action to be taken in this manner.

                    5.Minutes

                The Compensation Committee shall keep regular minutes of its proceedings.

                    6.Other Rules

                 The Compensation Committee may make other rules for the conduct of its meetings, the notice required and the maintenance of its records.

                                ARTICLE VI
                                 Officers

                    1.Officers and Election

                The Board of Directors, promptly after its election in each year, shall elect a Chairman of the Board
(who shall be one of the Directors), a President (who shall be one of the Directors), a Treasurer and a Secretary, and may elect an Senior Vice President and such number of Vice
Presidents (with or without special designation), Assistant
Vice Presidents, Assistant Treasurers and Assistant
Secretaries as the Board may choose, all to hold office until the next annual meeting of the Board of Directors or until such times as their respective successors shall be elected, unless removed by the Board of Directors. Any officer may hold more than one office except that the same person shall not be President and Secretary.

                    2.Removal

               Any officer or agent elected or appointed by the Board of Directors may be removed by the Board of Directors whenever in its judgment the best interests of the Corporation would be served thereby.

                    3.Vacancies

                   A vacancy in any office because of death, resignation, removal, disqualification or otherwise, may be filled by the Board of Directors for the unexpired portion of the term.

                    4.Duties

               The Chairman of the Board of Directors shall
be the principal executive officer of the Corporation.  He
shall preside at all meetings of Directors and stockholders
and have general supervision of the affairs of the
Corporation.  Subject to the Chairman of the Board of
Directors, the President shall be the principal executive
officer of the Corporation and in the absence or incapacity
of the Chairman of the Board or at the direction of the
Chairman of the Board, shall discharge his duties.   In the
absence or incapacity of the Chairman of the Board of

Directors and of the President or at their joint direction, the Senior Vice President, if any, shall be the principal executive officer of the Corporation and shall discharge the duties of the President. Subject to the preceding, the officers of the Corporation shall have such duties as ordinarily pertain to their respective offices and in addition the duties and responsibilities contemplated by the Basic Plan of Management Organization as approved under date of July 10, 1959, with such changes as may at the time be in effect.

             5.   Compensation

              The Chairman of the Board shall recommend to the Compensation Committee the salaries and any extra compensation of all executive officers except himself. The Compensation Committee shall fix the salaries and any extra compensation of all executive officers. No officer shall be prevented from receiving compensation by reason of being a Director.

                                ARTICLE VII
                                   Stock

                    1.Certificates

                    Each stockholder shall be entitled to a
certificate or certificates of stock in such form as may be approved by the Board of Directors. Each certificate shall be signed by the President or Vice President and by the Secretary or an Assistant Secretary and sealed with the Corporation's seal, which may be either facsimile, engraved or printed. Certificates of stock issued in the name of Noland Company, Incorporated, shall continue as valid certificates of stock of the Corporation under its new name
Noland Company.

                    2.Transfers

                   All transfers of stock of the Corporation shall be made upon its books by surrender of the certificate for the shares transferred accompanied by an assignment in writing by the holder and may be accomplished either by the holder in person or by a duly authorized attorney in fact. Before a new certificate is issued the surrendered certificate shall be marked "cancelled" and the date of cancellation marked thereon and initialed by the Secretary or an Assistant Secretary.

             3.   Replacement

            In case of the loss, mutilation or destruction of a certificate of stock, a duplicate certificate may be issued upon such terms not in conflict with law as the Board of Directors may prescribe.

             4.   Transfer Agents

             The Board of Directors may appoint one or more Transfer Agents and Registrars and may require stock certificates to be countersigned by a Transfer Agent or registered by a Registrar or may require stock certificates to be both countersigned by a Transfer Agent and registered by a Registrar. If certificates of Capital Stock of the Corporation are signed by a Transfer Agent or by a Registrar (other than the Corporation itself or one of its employees), the signature thereon of the officers of the Corporation and the seal of the Corporation thereon may be facsimiles, engraved or printed. In case any officer or officers who shall have signed, or whose facsimile signature or signatures shall have been used on any such certificate or certificates, shall cease to be such officer or officers of the Corporation, whether because of death, resignation or otherwise before such certificate or certificates shall have been delivered by the Corporation, such certificate or certificates may nevertheless be issued and delivered as though the person or persons who signed such certificate or certificates or whose facsimile signature or signatures shall have been used thereon had not ceased to be such officer or officers of the Corporation.

                               ARTICLE VIII
                                   Seal

                    The seal of the Corporation shall be a circular die of which there may be any number of counterparts with the word "SEAL" and the name of the Corporation engraved thereon.

                                ARTICLE IX
                  Voting of Stock Held in Other Companies

            Unless otherwise provided by a resolution of the Board of Directors, the Chairman of the Board of Directors or the President may sign a proxy voting any shares of stock owned by the Corporation in other companies, or personally attend the meeting and vote such shares or appoint attorneys to vote such shares.

                                 ARTICLE X
                 Indemnification of Directors and Officers

          Each Director and officer shall be indemnified against liabilities, fines, penalties and claims imposed upon or asserted against him (including amounts paid in settlement) by reason of having been such a Director or officer, whether or not then continuing so to be, and against all expenses (including counsel fees) reasonably incurred by him in connection therewith, except in relation to matters as to which he shall have been finally adjudged to be liable by reason of having been guilty of gross negligence or willful misconduct in the performance of his duty as such Director or officer. In the event of any judgment against such Director or officer, except one adjudging him to have been guilty of gross negligence or willful misconduct in the performance of his duty, or in the event of a settlement, the indemnification shall be made only if the Corporation shall be advised that such Director or officer was not guilty of gross negligence or willful misconduct in the performance of his duty, and, in the event of a settlement, that such settlement was, or if still to be made is, in the best interest of the Corporation. As to officers who are not past or present Directors, such opinion shall be rendered by the Board of Directors. As to past or present Directors such opinion shall be rendered by independent counsel appointed by the Board of Directors. If the determination is to be made by the Board of Directors, it may rely, as to all questions of law, on the advice of independent counsel. Every reference herein to Director or officer shall include every Director or officer or former Director or officer of the Corporation and every person who may have served at its request as a Director or officer of another corporation in which the Corporation owns shares of stock or of which it is a creditor or, in case of a non-stock corporation, to which the Corporation contributes and, in all of such cases, his executors and administrators. The right of indemnification hereby provided shall not be exclusive of any other rights to which any Director or officer may be entitled.

                                ARTICLE XI
                             Emergency By-Laws

           The Emergency By-Laws provided in this Article shall be operative during any emergency resulting from an attack on the United States or any nuclear or atomic disaster notwithstanding any different provision in the preceding Articles of the By-Laws or in the Articles of Incorporation of the Company. To the extent not inconsistent with these Emergency By-Laws, the By-Laws provided in the preceding Articles shall remain in effect during such emergency and upon the termination of such emergency the Emergency By-Laws shall cease to be operative unless and until another such emergency shall occur.

              During any such emergency:
            (a) Any meeting of the Board of Directors may be called by any officer of the Company or by an Director. Notice shall be given by such person or by any officer of the Company. The notice shall specify the place of the meeting, which shall be the general office of the Company at the time if feasible and otherwise any other place specified in the notice. The notice shall also specify the time of the meeting. Notice may be given only to such of the Directors as it may be feasible to reach and by such means as may be feasible, including publication or radio. If given by mail, messenger, telephone or telegram, the notice shall be addressed to the Director at his residence or business address or such other place as the person giving the notice shall deem most suitable. If it appears that there may be difficulty in getting a quorum, then notice shall be similarly given, to the extent feasible, to the other persons referred to in (b) below. Notice shall be given at least two days before the meeting if feasible in the judgment of the person giving the notice and otherwise on any shorter time he may deem necessary.

             (b) At any meeting of the Board of Directors, a quorum shall consist of a majority of the number of Directors fixed at the time by Article II of the By-Laws.
If the Directors present at any particular meeting shall be fewer than the number required for such quorum, other persons present, to the number necessary to make up such quorum, shall be deemed Directors for such particular meeting as determined by the following provisions and in the following order of priority:

                 (i)The Senior Vice President, if any;
                 (ii)The Vice Presidents (with or without
                    special designation) in the order of their seniority of first election to such office, or if two or more shall have been first elected to such office on the same day, in the order of their seniority in age; and
                    (iii)  Any other persons that are
                    designated on a list that shall have been approved by the Board of Directors before the emergency, such persons to be taken in such order of priority and subject to such conditions as may be provided in the resolution approving the list.

                    (c)The Board of Directors, during as well as before any such emergency, may provide, and from time to time modify, lines of succession in the event that during such an emergency any or all officers or agents of the Company shall for any reason be rendered incapable of discharging their duties.

                    (d)The Board of Directors, during as well as before any such emergency, may, effective in the emergency, change the general office or designate several alternative general offices or regional offices, or authorize the officers to do so.

             No officer, Director or employee acting in accordance with these Emergency By-Laws shall be liable except for willful misconduct.

          These Emergency By-Laws shall be subject to repeal or change by further action of the Board of Directors or by action of the stockholders, except that no such repeal or change shall modify the provisions of the next preceding paragraph with regard to action or inaction prior to the time of such repeal or change. Any such amendment of these Emergency By-Laws may make any further or different provision that may be practical and necessary for the circumstances of the emergency.

                                ARTICLE XII
                                Amendments

          The By-Laws may be amended by the Directors or the stockholders provided, in the case of the stockholders, that the proposed amendment is stated in the notice of the meeting.