Form 10-K
period 1995-12-31
NOLAND CO
filed 1996-03-28
CIK 72243

FORM 10-K

                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995   Commission file no. 2-27393

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

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 15, 1996, was approximately $29,703,000.

3,700,876 shares of the Registrant's Common Stock were outstanding at the close of business on March 15, 1996.


           DOCUMENTS (or portions thereof) INCORPORATED BY REFERENCE


                                                        Part of
          Document                                     Form 10-K

Annual Report to Stockholders for the year ended      Parts II and IV
   December 31, 1995

Noland Company Proxy Statement for April 24, 1996,    Parts III and IV
   Annual Meeting of Stockholders



This report contains 33 pages. The exhibit index is shown on page 11 of this 10-K.

PART I

Item 1 Business

(1) (a) A Virginia corporation founded in 1915, Noland Company is a distributor of Plumbing/Heating, Electrical, Industrial and Air Conditioning/Refrigeration supplies, with branch facilities in fifteen states.

         While most of its sales are wholesale, the Company plays a modest retail role through product showrooms and other marketing efforts of certain items. It handles products of over 2,000 vendors and sells to thousands of customers, largely in the industrial and construction sectors of the Southern United States. There have been no significant changes in the Company's methods of operation during the last five years. However, the growing demand for computer-based, fully automated procurement systems for MRO (maintenance, repair and operating) products is attracting new business and widening the scope and possibilities for potential sales growth in this market.

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

    (c) During the last five years, the Company has continued to serve essentially the same markets described in Item 1 (1)
         (b). Current plans call for the continuation of this policy. The Company does not manufacture any products.

    (i) Total sales of each class of similar products for the last five years are as follows:

                                 1995     1994    1993     1992     1991
                                            (In thousands)

Plumbing/Heating               $245,407 $241,273 $220,879 $225,239 $220,179
Electrical                       48,444   46,076   43,363   49,090   47,498
Industrial                       64,741   62,279   54,099   54,851   52,644
Air Conditioning/Refrigeration  110,920   90,574   84,600   82,906   64,214
                               $469,512 $440,202 $402,941 $412,086 $384,535


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

   (vii) The dollar amount of the Company's backlog of orders believed to be firm was approximately $40,193,755 at December 31, 1995, and $36,979,000 at December 31, 1994.

  (viii) The portion of the Company's business with the Government and subject to renegotiation is not considered material.

    (ix) The wholesale distribution of all products in which the Company is engaged is highly competitive. Competition results primarily from price, service and the availability of goods. Industry statistics indicate that Noland Company is one of the larger companies in its field.

     (x) Company-sponsored research and development activities expenditures in 1995, 1994 and 1993 were immaterial.

    (xi) The Company believes it is in compliance with Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment. The effects of compliance are not material with respect to capital expenditures, earnings and competitive position of the Company. No material capital expenditures are anticipated for environmental control facilities during the remainder of the current year and the succeeding year.

   (xii) As of December 31, 1995, the Company employed 1,655 persons.

      (d) From its founding in 1915 and continuing into 1994, the Company confined its operations to the Southern area of the United States. In late 1994 the Company opened its' first location in Pennsylvania. A second Pennsylvania location was opened in February 1995.


Item 2 Properties

         The main properties of the Company consist of 99 facilities, including warehouses, offices, showrooms, paved outside storage areas and covered pipe storage sheds. These are located in the following states: Alabama, Arkansas, Delaware, Florida, Georgia, Kentucky, Maryland, Mississippi, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas, Virginia and West Virginia. Thirteen are held under leases and the remaining eighty-six are owned by the Company. All but one of the owned properties is free of any related debt. The executive office of the Company is located at 2700 Warwick Boulevard, Newport News, Virginia 23607.

         In the opinion of management, the aforementioned facilities are suitable for the purposes for which they are used, are adequate for the needs of the business and are in continuous use in the day-to-day course of operations. The Company's policy is to maintain, repair and renovate its properties on a continuing basis, replacing older structures with new buildings and yard facilities as the need for such replacement arises. In addition, reference is made to Note 2 (d), page 16 of the Annual Report to Stockholders filed as an exhibit hereto, with respect to property excess to current needs.




Item 3  Legal Proceeding

        None of material consequence.

Item 4  Submission of Matters to a Vote of Security Holders

        None

Additional Item

        Executive Officers of the Registrant


                         Positions and Offices       Business Experience
Name                 Age Held with Registrant      During the Past Five Years

Lloyd U. Noland, III 52  Chairman of the Board,    Chief Executive Officer of
                         President and Director    and Registrant.
                         Officer since 1981

Frank A. Wimbush     50  Senior Vice President-    Vice President-Sales and
                         Marketing and Branch      Marketing for All-Phase
                         Operations. Officer       Electric Supply Company from
                         since March 1995          1988 to 1994.

A. P. Henderson, Jr. 52  Vice President-Finance    Chief Financial Officer of
                         Officer since 1983        the Registrant.

Charles A. Harvey    56  Vice President-Corporate  Responsible for the
                         Data. Officer since 1980  Registrant's Corporate Data
                                                   Division.

John E. Gullett      54  Vice President-Corporate  Responsible for the
                         Communications            Registrant's Corporate
                         Officer since 1982        Communications Department.

James E. Sykes, Jr.  52  Treasurer/Secretary       Responsible for Registrant's
                         Officer since 1982        treasury functions and
                                                   secretarial duties.



All executive officers were elected for a term of one year beginning May 1, 1995 and/or until their successors are elected and qualified. None of the executive officers are related by blood, marriage or adoption. Service has been continuous since the date elected to their present positions. There are no arrangements or understandings between any officer and any other person pursuant to which he was elected an officer.



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

Item 6 Selected Financial Data

       The information set forth under the caption "Ten-Year Review of Selected Financial Data" relating to sales, net income, total assets, long-term debt, net income per share and dividends per share for the years 1991 through 1995 is incorporated herein by reference from pages 20 and 21 of the enclosed Noland Company Annual Report to Stockholders for the year ended December 31, 1995.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

       The information set forth under the above caption is incorporated herein by reference from pages 10 and 11 of the enclosed Noland Company Annual Report to Stockholders for the year ended December 31, 1995.

Item 8 Financial Statements and Supplementary Data

       The following consolidated financial statements of Noland Company, included in the Annual Report to Stockholders for the year ended December 31, 1995, are incorporated herein by reference:

                                                                      Annual
                                                                    Report to
                                                                   Stockholders
                                                                      (page)

       Report of Independent Accountants                                 12

       Consolidated Statement of Income and Retained Earnings--
          Years ended December 31, 1995, 1994 and 1993                   13

       Consolidated Balance Sheet--December 31, 1995, 1994 and 1993      14

       Consolidated Statement of Cash Flows --
          Years ended December 31, 1995, 1994 and 1993                   15

       Notes to Consolidated Financial Statements                        16-19



Item 9  Disagreements on Accounting and Financial Disclosure

                            None


                                 PART III

Item 10 Directors and Executive Officers of the Registrant

        Data relating to Directors is incorporated herein by reference from pages 2 and 3 of the 1996 Noland Company Proxy Statement for the April 24, 1996 Annual Meeting of Stockholders.

        Data relating to Executive Officers is included in Part I of this report.


Item 11  Executive Compensation

         The information set forth under the caption "Compensation of Executive Officers" on page 4 of the 1996 Noland Company Proxy Statement for the April 24, 1996, Annual Meeting of Stockholders is incorporated herein by reference.

Item 12  Security Ownership of Certain Beneficial Owners and Management

         The information set forth under the captions "Voting Securities and Principal Holders Thereof" and "Nominees for Director" on pages 1, 2 and 3 of the 1996 Noland Company Proxy Statement for the
         April 24, 1996, Annual Meeting of Stockholders is incorporated herein by reference.

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

                                    PART IV

Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K

 (a)  1. Consolidated Financial Statements

         Included in PART II, Item 8 of this report:

         Report of Independent Accountants

         Consolidated Statement of Income and Retained
         Earnings--Years Ended December 31, 1995, 1994
         and 1993

         Consolidated Balance Sheet--December 31,
         1995, 1994 and 1993

         Consolidated Statement of Cash Flows
         --Years ended December 31,
         1995, 1994 and 1993

         Notes to Consolidated Financial Statements

     With the exception of the aforementioned information incorporated by reference and the information in the 1995 Annual Report to Stockholders on the inside back cover and pages 10, 11, 20 and 21 incorporated in response to Items 5, 6 and 7 in this Form 10-K Annual Report, the 1995 Annual Report to Stockholders is not to be deemed "filed" as part of this report.

     The individual financial statements of the registrant have not been filed because consolidated financial statements are filed. The registrant is an operating company and the subsidiary is wholly owned.


      2. Financial Statement Schedules

         Included in PART IV of this report:

         For the three years ended December 31, 1995


                                                           Form 10-K Page(s)


         Schedule II  Valuation and Qualifying
                        Accounts                                     8


         Other financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

         Report of Independent Accountants
         on Consolidated Financial Statement schedules               10

      3.  The exhibits are listed in the Index of Exhibits required by
          Item 601 of Regulation S-K at item (c) below.


 (b)  Reports on Form 8-K

     No reports on Form 8-K for the three months ended December 31, 1995, were required to be filed.

 (c) The Index of Exhibits and any required Exhibits are included beginning at page 11 of this report.

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

Valuation accounts
deducted from assets
to which they apply--
for doubtful accounts
receivable



December 31, 1995     $  968,427 $ 739,929(1) $   -     $  700,224    $1,008,132

December 31, 1994     $  968,427 $ 774,432(1) $    -    $  774,432    $  968,427

December 31, 1993     $2,206,442 $ 816,874(1) $    -    $2,054,889(3) $  968,427























(1) Net of recoveries on bad debts of $896,772 for 1995, $685,511 for 1994 and $524,859 for 1993.

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



                                  NOLAND COMPANY

March 22, 1996                By Lloyd U. Noland, III
                                  Chairman of the Board
                                     and President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                                Chairman of the Board,
Lloyd U. Noland, III            President and Director            March 22, 1996
Lloyd U. Noland, III

                                Vice President-Finance,
                                Chief Financial Officer
Arthur P. Henderson, Jr.        and Director                      March 22, 1996
Arthur P. Henderson, Jr.


James E. Sykes, Jr.             Treasurer/Secretary               March 22, 1996
James E. Sykes, Jr.


Allen C. Goolsby, III           Director                          March 22, 1996
Allen C. Goolsby, III

                             COOPERS & LYBRAND L.L.P.

                        REPORT OF INDEPENDENT ACCOUNTANTS

                  ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULES




      Our report on the consolidated financial statements of Noland Company and Subsidiary has been incorporated by reference in this Form 10-K from page 12 of the 1995 Annual Report to Stockholders of Noland Company. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in Item 14 (a) 2 on page 8 of this Form 10-K.

      In our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.




                                                       COOPERS & LYBRAND L.L.P.


Newport News, Virginia
February 19, 1996

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

    (9)    Voting trust agreement                     Not Applicable

   (10)    Material contracts                         Not Applicable

   (11)    Statement regarding computation of per
           share earnings--clearly determinable       Not Applicable

   (12)    Statement regarding computation of
           ratios                                     Not Applicable

   (13)    Portions of Annual Report to
           Stockholders                               14 - 32

   (16)    Letter regarding change in a certifying
           accountant                                 Not Applicable

   (18)    Letter regarding change in accounting
           principles                                 Not Applicable

   (21)    Subsidiary of the registrant               Previously Filed

   (22)    Published report regarding matters
           submitted to vote of security holders      Not Applicable

   (23)    Consents of experts and counsel            Not Applicable

   (24)    Power of attorney                          Not Applicable

   (27)    Financial data schedule                    33

   (28)    Information from reports furnished to
           state insurance regulatory authorities     Not Applicable




      As to any security holder requesting a copy of the Form 10-K, the Company will furnish any exhibit indicated in the above list as filed with the Form 10-K upon payment to it of its expenses in furnishing such exhibit.

                       This page intentionally left blank.

                                   EXHIBIT 13
                                     INDEX



                                                               Page

Inside back cover                                             14 - 15

Ten Year Review                                               16 - 17

Management Discussions                                        18 - 20

Report of Independent Accountants                                  21

Consolidated Statement of Income                                   22

Consolidated Balance Sheet                                         23

Consolidated Statement of Cash Flows                               24

Notes to Consolidated Financial Statements                    25 - 32

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

Auditors:

Coopers & Lybrand, L.L.P.
11832 Rock Landing Drive
Newport News, Virginia 23606

Legal Counsel:

Hunton & Williams
P.O. Box 1535
Richmond, Virginia 23212

Stock Information

    The Company's common stock is traded over the counter as part of NASDAQ's National Market System (symbol: NOLD). On March 15, 1996, the approximate number of holders of record of the Company's common stock was 2,500.

Market Prices:
    The following table sets forth the reported high and low prices for the common stock on the NASDAQ system:
_________________________________
_______________High _____Low_____
   1995
    Qtr. 4         $20.25         $17.50
    Qtr. 3         $21.25         $17.75
    Qtr. 2         $22.00         $19.50
    Qtr. 1         $21.75         $18.75
   1994
    Qtr. 4         $21.75         $18.75
    Qtr. 3         $22.00         $19.50
    Qtr. 2         $21.50         $17.00
    Qtr. 1         $18.50         $15.00
_________________________________
P/E Ratio:*
_________________High______Low____

   1995            15             13
   1994            13              9
_________________________________
*Based on final, full-year earnings

Dividend Policy:
    Noland has paid regular cash dividends for 63 consecutive years; and, while there can be no assurance as to future dividends because they are dependent on earnings, capital requirements and financial condition, the Company intends to continue that policy. Dividend payments are subject to the restrictions described in the Notes to the Consolidated Financial Statements.

Dividends Paid:
    The Company paid quarterly dividends of $.06 per share in each quarter of 1994 and the first two quarters of 1995. The rate was increased to $.08 per share beginning with the July 1995 payment.

Registrar:
Noland Company

Transfer Agent:
Chemical Mellon Shareholder Services, L.L.C.
Four Station Square
Third Floor
Pittsburgh, Pennsylvania  15219-1173
(412) 236-8000

Annual Meeting:
April 24, 1996, 10:00 a.m.
Noland's Corporate Headquarters
Newport News, Virginia

TEN-YEAR REVIEW OF SELECTED FINANCIAL DATA (Unaudited)
NOLAND COMPANY AND SUBSIDIARY


(Dollar amounts in thousands, except per share data)

                                               1995        1994        1993         1992
Income Statement Data
Sales                                         $469,512   $440,202    $402,941      $412,086
Gross Profit                                    89,087     86,166      77,306        77,265
Operating Expenses                              83,389     78,259      74,692            73,227
Operating Profit (Loss)                          5,698      7,907       2,614             4,038
Interest Expense                                 3,239      2,626       2,422             3,058
Interest Expense as Percent of Total Assets        1.5        1.2         1.2               1.7
Income (Loss) Before Income Taxes                8,237     10,568       5,291             6,610
Pretax Profit as Percent of Sales                  1.8        2.4         1.3               1.6
Income Taxes Payable (Receivable)                3,290      4,341       1,996             2,518
Effective Tax Rate                                39.9       41.1        37.7              38.1
Net Income (Loss)                                4,947      6,227       3,295             4,092
Income Paid to Stockholders  (Cash Dividends)    1,036        888         888               888
Income Reinvested                                3,911      5,339       2,407             3,204
Property and Equipment Expenditures              9,735     10,858       7,611             6,191
Depreciation and Amortization                    6,655      6,232       6,178             6,365

Balance Sheet Data
Stockholders' Equity                           111,688    107,865     102,596           100,189
Working Capital                                 71,889     65,575      65,203            65,509
Current Ratio                                      2.4        2.0         2.3               2.8
Total Assets                                   213,520    217,085     201,029           185,372
Long-term Debt                                  41,611     36,914      38,505            40,511
Borrowed Funds                                  45,332     53,130      47,485            46,097
Borrowed Funds as Percent of Total Assets         21.2       24.5        23.6              24.9
Total Liabilities as Percent of Total Assets      47.7       50.3        48.9              46.0
Per Share Data *
Net Income (Loss)                                 1.34       1.68         .89              1.11
Cash Dividends Paid to Stockholders                .28        .24         .24               .24
Stockholders' Equity (Book Value)                30.18      29.15       27.72             27.07
Return on Average Stockholders' Equity             4.5        5.9         3.2               4.2
Stock Price Range:
    Average High                                 21.31      20.94       18.13             16.13
    Average Low                                  18.38      17.56       15.06             13.91
Number of Employees at December 31               1,655      1,741       1,683             1,720
Number of Branches at December 31                   99         99          93                93
Supplemental Information
The Company elected the LIFO method of inventory valuation in 1974.
The above information (i.e., gross profit, income and taxes) is stated on that basis.
Had the Company used the FIFO method, the results would have been:
Gross Profit                                    91,187     86,404      77,318            76,541
Income (Loss) Before Income Taxes               10,337     10,806       5,303             5,886
Income Taxes Payable (Receivable)                4,124      4,441       2,000             2,226
Net Income (Loss)                                6,213      6,365       3,303             3,660
Net Income (Loss) Per Share                       1.68       1.72         .89               .99
Stockholders' Equity (Book Value) Per Share      34.39      33.69       32.21             31.19
Return on Average Stockholders' Equity             4.9        5.2         2.8               3.2

[FN]
*   Based on 3,700,876 shares outstanding.

(1) Net income for 1987 includes $362,000 ($.10 per share) due to the cumulative effect on prior years of a change in accounting for deferred income taxes.

(2) Net income for 1986 includes $813,000 ($.22 per share) due to a change in accounting for pension costs.

TEN-YEAR REVIEW OF SELECTED FINANCIAL DATA (Unaudited)
NOLAND COMPANY AND SUBSIDIARY


(Dollar amounts in thousands, except per share data)
                                               1991      1990      1989      1988      1987      1986
Income Statement Data
Sales                                         $384,535  $428,473  $454,629  $461,255  $434,593  $426,489
Gross Profit                                    71,000    79,982    83,328    83,491    80,978    79,204
Operating Expenses                              74,355    75,641    75,413    75,098    70,397    67,176
Operating Profit (Loss)                         (3,355)    4,341     7,915     8,393    10,581    12,028
Interest Expense                                 3,724     4,742     5,973     5,673     4,865     4,656
Interest Expense as Percent of Total Assets        2.0       2.5       3.1       2.8       2.5       2.6
Income (Loss) Before Income Taxes               (1,203)    6,377     8,468     8,882    11,422    12,259
Pretax Profit as Percent of Sales                   NA       1.5       1.9       1.9       2.6       2.9
Income Taxes Payable (Receivable)                 (478)    2,651     3,441     3,553     4,936     5,956
Effective Tax Rate                               (39.7)     41.6      40.6      40.0      43.2      48.6
Net Income (Loss)                                 (725)    3,726     5,027     5,329   6,848(1)  6,303(2)
Income Paid to Stockholders  (Cash Dividends)    1,702     1,665     1,629     1,554     1,480     1,458
Income Reinvested                                   NA     2,061     3,398     3,775     5,368     4,845
Property and Equipment Expenditures              7,075    10,798     9,812    12,918     9,153    10,379
Depreciation and Amortization                    6,543     6,433     6,306     6,028     5,623     5,088

Balance Sheet Data
Stockholders' Equity                            96,985    99,412    97,351    93,953    90,178    84,810
Working Capital                                 64,433    70,701    76,486    78,713    83,456    83,528
Current Ratio                                      2.6       2.8       2.8       2.5       2.8       3.4
Total Assets                                   189,072   192,887   195,069   200,716   194,139   180,264
Long-term Debt                                  42,898    44,299    48,721    47,631    51,254    55,504
Borrowed Funds                                  54,299    56,131    60,030    68,240    68,462    63,446
Borrowed Funds as Percent of Total Assets         28.7      29.1      30.8      33.9      35.3      35.0
Total Liabilities as Percent of Total Assets      48.7      48.5      50.1      53.2      53.5      53.0

Per Share Data *
Net Income (Loss)                                 (.20)     1.01      1.36      1.44      1.85(1)   1.70(2)
Cash Dividends Paid to Stockholders                .46       .45       .44       .42       .40       .39
Stockholders' Equity (Book Value)                26.21     26.86     26.30     25.39     24.37     22.92
Return on Average Stockholders' Equity              NA       3.8       5.3       5.8       7.8       7.7
Stock Price Range:
    Average High                                 14.88     19.19     24.19     20.63     22.69     26.31
    Average Low                                  12.25     15.00     22.09     18.75     19.13     21.06
Number of Employees at December 31               1,704     1,797     1,924     2,019     1,972     1,976
Number of Branches at December 31                   92        92        94       101       100       100
Supplemental Information
The Company elected the LIFO method of inventory valuation in 1974.
The above information (i.e., gross profit, income and taxes) is stated on that basis.
Had the Company used the FIFO method, the results would have been:
Gross Profit                                    70,888    80,429    84,486    88,585    82,665    79,119
Income (Loss) Before Income Taxes               (1,315)    6,824     9,626    13,976    13,109    12,174
Income Taxes Payable (Receivable)                 (495)    2,770     3,815     5,499     5,304     5,915
Net Income (Loss)                                 (820)    4,054     5,811     8,477     7,805     6,260
Net Income (Loss) Per Share                       (.22)     1.10      1.57      2.29      2.11      1.69
Stockholders' Equity (Book Value) Per Share      30.81     31.17     30.84     29.71     27.84     26.13
Return on Average Stockholders' Equity              NA       3.5       5.2       8.0       7.8       6.6

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


     The following discussion focuses on the consolidated results of operations, financial condition and cash flows of Noland Company. This section should be read in conjunction with the consolidated financial statements and notes.
Results of Operations
     Sales for 1995 were $469.5 million compared to $440.2 million for 1994 for a 6.7 percent increase. Sales for 1994 were 9.2 percent greater than 1993's sales of $402.9 million. The 6.7 percent increase in 1995 sales was reasonably satisfying given an up-and-down economy that failed to live up to expectations. The air conditioning and refrigeration department, which primarily serves heating and air conditioning contractors with equipment and supplies, enjoyed a 22 percent growth in sales. The late-1994 addition of five branches in South Florida was the primary factor in this increase. Without these newer branches, air conditioning sales would have been 5 percent higher than those of 1994.
The other three departments--electrical, plumbing and heating, and industrial-- had sales increases ranging from 2 to 5 percent.

     Gross profit, as a percent of sales, declined to 19.0 percent in 1995 from
19.6 percent for 1994 and 19.2 percent for 1993. The decline in gross profit percentage in 1995 is attributable to LIFO and other year-end inventory adjustments. The 1995 LIFO inventory adjustment increased cost of goods sold by $2.1 million, while the 1994 adjustment was only $238,000.

     Operating expenses increased 6.6 percent over 1994 to a total of $83.4 million. The increase is largely due to new branches and higher personnel-related costs. In 1994 operating expenses were 4.8 percent greater than 1993. Operating expenses, as a percent of sales, were 17.8 percent in 1995 and 1994 and 18.5 percent in 1993. 1995 operating expenses include $249,000 for pension expense compared to a $534,000 reduction to operating expenses in 1994 and a $1.1 million reduction to 1993 operating expenses. The reversal from income to expense is due in part to the unrecognized net pension asset becoming fully amortized in 1994.

     Interest expense increased in 1995 to a total of $3.2 million or 23.4 percent greater than 1994. The increase is due largely to higher average borrowings and higher short-term rates throughout the year. 1994 interest expense was 8.4 percent greater than 1993.

     The results of the 1995 activity generated net income of $4.9 million compared to $6.2 million for 1994 and $3.3 million for 1993. Adversely affecting 1993 earnings was a $419,000 loss on the sale of the Company's former North Little Rock, Arkansas property.

     Despite weather-related sluggish sales thus far in 1996, the Company is upbeat about its prospects for this year. Based on current information, construction activity and factory production levels should be somewhat stronger than in 1995, creating sufficient demand for our products and services. At the same time, we now have in place a strengthened management team and a new marketing structure that focuses more energy on increasing market share and capitalizing on significant growth opportunities.

     Barring an economic downturn, we believe we are positioned for solid sales growth in 1996.

Liquidity and Capital Resources

   The Company maintains its short and long-term liquidity through: (1) cash flow from operations; (2) short-term financings; (3) bank line of credit arrangements, when needed; and (4) additional long-term debt, when needed.

   During 1995 the Company generated $17.4 million in cash flow from operations. This cash was used to purchase $9.7 million in capital assets, retire short-term debt and pay dividends.

   The Company's financial position remains strong with working capital of $71.9
million and a current ratio of 2.4 to 1.   Management believes the Company's
liquidity, working capital and capital resources are sufficient to meet the working capital and capital expenditure needs of the foreseeable future.

Impact of Inflation

   Reported results, for the most part, reflect the impact of inflation because of the Company's use of the LIFO (last-in, first-out) inventory method. During inflationary periods, this method removes artificial profits induced by inflation and presents operating results in truer, more absolute terms. Since adopting LIFO in 1974, the Company has avoided both the recognition of these inflationary profits and the unnecessary payment of related taxes on such income. At approximate replacement cost, the Company's inventory investment was $91.8 million at year-end 1995, while the LIFO inventory balance was $58.1 million -- a difference accumulated since 1974 of $33.7 million.

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

REPORT OF INDEPENDENT ACCOUNTANTS
                             Coopers & Lybrand L.L.P.
                             a professional services firm

COOPERS
& LYBRAND

To the Board of Directors and Stockholders of Noland Company:

   We have audited the accompanying consolidated balance sheets of Noland Company and Subsidiary as of December 31, 1995, 1994 and 1993, and the related consolidated statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Noland Company and Subsidiary as of December 31, 1995, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



Newport News, Virginia        Coopers & Lybrand L.L.P.
February 19, 1996

CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
NOLAND COMPANY AND SUBSIDIARY


For the years ended December 31, 1995, 1994, and 1993
(In thousands, except per share amounts)
                                             1995     1994       1993
Sales                                      $469,512  $440,202   $402,941
Cost of Goods Sold:
   Purchases and freight in                 374,039   363,019    330,244
   Inventory, January 1                      64,458    55,475     50,866
   Inventory, December 31                   (58,072)  (64,458)   (55,475)
      Cost of Goods Sold                    380,425   354,036    325,635
Gross Profit on Sales                        89,087    86,166     77,306
Operating Expenses                           83,389    78,259     74,692
Operating Profit                              5,698     7,907      2,614
Other Income:
   Cash discounts, net                        3,849     3,627      3,340
   Service charges                            1,469     1,330      1,383
   Miscellaneous                                460       330        376
       Total Other Income                     5,778     5,287      5,099
Interest Expense                              3,239     2,626      2,422
Income Before Income Taxes                    8,237    10,568      5,291
Income Taxes                                  3,290     4,341      1,996
Net Income                                  $ 4,947   $ 6,227    $ 3,295
Retained Earnings, January 1                 70,926    65,587     63,180
Cash Dividends Paid ($.28 per share in 1995
       $.24 per share in 1994 and 1993)      (1,036)     (888)      (888)
Retained Earnings, December 31              $74,837  $ 70,926   $ 65,587
Net Income Per Share                        $  1.34  $   1.68   $    .89















[FN]
The accompanying notes are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET
NOLAND COMPANY AND SUBSIDIARY

December 31, 1995, 1994, and 1993
(In thousands)
Assets                                          1995      1994    1993
Current Assets:

Cash and cash equivalents                     $ 12,578 $  9,891 $ 11,840
Accounts receivable(net of allowance for
doubtful accounts)                              50,504   52,458   46,830
Inventory (net of reduction to LIFO             58,072   64,458   55,475
Deferred income taxes                            1,902    2,001    1,763
Prepaid expenses                                   276      231      699
     Total Current Assets                      123,332  129,039  116,607

Property and Equipment, at cost:
 Land                                           13,288   13,293   12,414
 Buildings                                      70,622   66,040   62,006
 Equipment and fixtures                         51,519   49,002   46,097
 Property in excess of current needs             2,054    1,928    2,200
    Total                                      137,483  130,263  122,717
 Less accumulated depreciation                  61,819   57,278   53,580
    Total Property and Equipment, net           75,664   72,985   69,137
Assets Held for Resale                           1,291    1,356    1,306
Prepaid Pension                                 11,991   12,240   11,706
Other Assets                                     1,242    1,465    2,273
                                              $213,520 $217,085 $201,029
Liabilities and Stockholders' Equity

Current Liabilities:
 Notes payable, short-term borrowings         $   -    $ 14,100 $  7,000
 Current maturity of long-term debt              3,721    2,116    1,980
 Bank overdrafts                                11,968    8,462    9,649
 Accounts payable                               21,350   23,743   20,976
 Other accruals and liabilities                 14,236   13,330   10,543
 Federal and state income taxes                    168    1,713    1,256
    Total Current Liabilities                   51,443   63,464   51,404
Long-term Debt                                  41,611   36,914   38,505

Deferred Income Taxes                            8,352    8,638    8,404
Accrued Postretirement Benefits                    426      204      120
Stockholders' Equity:
 Capital common stock, par value, $10;
 authorized, 6,000,000 shares; issued,
 3,700,876 shares                               37,009   37,009   37,009
  Retained earnings                             74,837   70,926   65,587
    Total                                      111,846  107,935  102,596
  Less unearned compensation, restricted stock     158       70      -
    Stockholders' Equity                       111,688  107,865  102,596
                                              $213,520 $217,085 $201,029






[FN]
The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
NOLAND COMPANY AND SUBSIDIARY

For the years ended December 31, 1995, 1994, and 1993
(In thousands)

                                                        1995     1994     1993

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                          $  4,947   $6,227  $ 3,295
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                       6,655    6,232     6,178
   Amortization of prepaid pension cost                  249     (534)   (1,056)
   Deferred income taxes                                (187)      (4)      185
   Amortization of unearned compensation, restricted
   stock                                                  35       12         -
   Provision for doubtful accounts                     1,637    1,460     1,341
   Loss on sale of property                              -         40       387
   Change in operating assets and liabilities:
     Decrease (increase) in accounts receivable          317   (7,088)   (2,904)
     Decrease (increase) in inventory                  6,386   (8,983)   (4,609)
     (Increase) decrease in prepaid expenses             (45)     468      (331)
     Decrease (increase) in assets held for resale        65      (50)      252
     Decrease in other assets                            163      749       520
     (Decrease) increase in accounts payable          (2,393)   2,767     2,238
     Increase in other accruals and liabilities          906    2,787       331
     (Decrease) increase in federal and state income
                taxes                                 (1,545)     457       (81)
     Increase in postretirement benefits                 222       84       120
Total adjustments                                     12,465   (1,603)    2,571
      Net cash provided by operating activities       17,412    4,624     5,866
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                               (9,735) (10,858)   (7,611)
   Proceeds from sale of assets                          461      797       898
      Net cash used by investing activities           (9,274) (10,061)   (6,713)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in bank overdrafts              3,506   (1,187)    4,147
   Short-term borrowings                             156,175  178,000    70,425
   Short-term payments                              (170,275)(170,900)  (66,925)
   Long-term borrowings                               10,954      -         -
   Long-term debt repayments                          (4,652)  (1,455)   (2,112)
   Dividends paid                                     (1,036)    (888)     (888)
   Purchase of restricted stock                         (123)     (82)      -
     Net cash provided (used) by financing activities (5,451)   3,488     4,647
CASH AND CASH EQUIVALENTS:
Increase (decrease) during year                        2,687   (1,949)    3,800
Beginning of year                                      9,891   11,840     8,040
End of year                                         $ 12,578 $  9,891   $11,840
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
   Interest                                         $  2,997 $  2,553   $ 2,463
   Income taxes                                     $  5,022 $  3,889   $ 1,630





[FN]
The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOLAND COMPANY AND SUBSIDIARY

1.      Principal Business of the Company
        Noland Company is a wholesale distributor of mechanical equipment and supplies. These products are categorized under plumbing/heating, electrical, industrial and air conditioning/refrigeration.

        Markets for these products are all areas of construction--residential, nonresidential(commercial, institutional and industrial) and non-building (highways, sewer, water and utilities); manufacturing; domestic water systems; and maintenance /repair /modernization.

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

b.      Estimates
        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c.      Inventory
        Inventory is stated at the lower of cost or market. The cost of inventory has been principally determined by the last-in, first-out (LIFO) method since 1974.


d.      Property and Equipment
        Property and equipment are valued at cost less accumulated depreciation. Depreciation is computed by the straight-line method based on estimated useful lives of properties and equipment.

        Expenditures for maintenance and repairs are charged to earnings as incurred. Upon disposition, the cost and related accumulated depreciation are removed and the resulting gain or loss is reflected in income for the period.

        Property in excess of current needs consists primarily of land held for possible future expansion.

e.      Retirement Plan
        The Company has a noncontributory retirement plan that covers all employees with one year or more of service. Benefits are based on years of service and compensation during active employment. The Company's policy is to fund annually the minimum funding requirements under the Employee Retirement Income Security Act of 1974.

f.      Postretirement Benefit Plans
        The Company offers postretirement health and life benefits to substantially all employees who retire with the required years of service. Health care benefits consist of a reimbursement towards the purchase of the retirees' health plan of choice. The amount of reimbursement is based on years of service. Life insurance in the amount of $3,000 is provided to all retirees. Additional coverage may be purchased by the retiree in an amount up to a total of fifty percent of final earnings. The Company pays a share of the cost of such additional coverage. The cost of these benefits is funded on a pay-as-you-go-basis.

g.      Income Taxes
        A deferred tax asset or liability is recognized for the deferred tax consequences of all temporary differences.

h.   Cash and Cash Equivalents
        The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Due to the short maturity period of cash and cash equivalents, the carrying amount approximates the fair value.

        The Company has no requirements for compensating balances. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

i.      Extra Compensation
        All employees with at least one year of service participate in one or more of the Company's extra compensation plans which are based on earnings before income taxes and certain adjustments. The cost of these plans was $1,969,000 in 1995, $2,175,000 in 1994 and $1,658,000 in 1993.

j.      Unearned Compensation - Restricted Stock Plan
        In 1994 the stockholders approved a restricted stock plan for senior executives of the Company. Under the Plan, 50,000 shares in the aggregate, limited to 10,000 shares per year, may be granted as restricted stock. Participants may not dispose or otherwise transfer stock granted for three years from date of grant. Restrictions lapse at the rate of 20 percent of the stock per year beginning at the end of the third year. Upon issuance of stock under the plan, unearned compensation equivalent to the market value at the date of grant is charged to stockholders' equity and subsequently amortized over seven years. The fair value of the awards in 1995 and 1994 was $123,000 and $82,000, respectively. These amounts were reflected as unearned compensation - restricted stock, with $35,000 and $12,000 amortized to compensation expense in 1995 and 1994, respectively. The number of shares granted was 6,000 in 1995 and 4,000 in 1994.

k.      Reclassifications
        Certain amounts in prior years' financial statements have been reclassified to conform to the 1995 presentation.

3.      Accounts Receivable
        Accounts receivable are net of an allowance for doubtful accounts of $1,008,000 for 1995 and $968,000 for 1994 and 1993. Bad debt charges, net of recoveries, were $739,000 for 1995, $774,000 for 1994, and $816,000 for 1993.

4.      Inventory
        Comparative year-end inventories are as follows:

                                1995         1994        1993
                                      (In thousands)
Inventory, at approximate
   replacement cost          $91,814      $96,100     $86,879

Reduction to LIFO             33,742       31,642      31,404

LIFO inventory               $58,072      $64,458     $55,475

5.      Notes Payable
a.      Short-term Borrowings:
        There were no short-term borrowings at December 31, 1995. Amounts payable to banks at December 31, 1994 and 1993 were $14,100,000 and $7,000,000, respectively. The average interest rate, which is based on existing Federal Funds rates, at December 31, 1994 and 1993 was 6.08 percent and 3.48 percent, respectively. The carrying amount of these short-term borrowings approximate fair value because of the short maturity of the borrowings.

        The Company had unused lines of credit totaling $34.8 million at December 31, 1995.

b.      Long-term Debt:

                                            1995       1994        1993
                                                   (In thousands)
Promissory note, 9.60% interest payable
quarterly, $1,850,000 due annually June
1996 through 2000 with balance due June
2001.  (1)                                $11,200    $11,800    $12,400
Promissory note, 10.15% interest
payable quarterly. Principal paid
in full in 1995.  (1)                       -          1,375      2,625
Promissory note, variable interest
payable weekly (6.28% at December
31, 1995), fully revolving basis
through June 1, 1997. (1)                  10,000     10,000     10,000
Promissory note, variable interest
payable monthly (6.3% at December
31, 1995), principal due August
1998. (2)                                   7,500        -         -
Industrial revenue financings, variable
interest payable quarterly (5.23% to
7.50% at December 31, 1995) with varying
maturities from 1996 to 2004. (1)(3)       15,200     15,330     15,460
Other                                       1,432        525        -
                                           45,332     39,030     40,485
Less current maturities                     3,721      2,116      1,980
                                          $41,611    $36,914    $38,505

(1) Subject to agreements that require the Company to maintain not less than $55,000,000 in working capital and not less than a 1.75-to-1 year-end current ratio. Cash dividends cannot exceed 50 percent of earnings, excluding net gains ondisposition of capital assets, reckoned accumulatively from January 1, 1986. Earnings retained since that date not restricted under this provision amount to $9,315,000.

(2) The Company entered into an unsecured term revolver loan with a committed amount of $15,000,000. The Company may pay down and reborrow within the committed amount without penalty except for a non-usage fee if the average usage for a 90 day period is less than 50 percent.

(3) Industrial Development Revenue Refunding Bonds are callable at the option of the bondholders upon giving seven days notice to the Trustee. The carrying value of these bonds is a reasonable estimate of fair value
      as interest rates are based on prevailing market rates.   At December
      31, 1995, property and equipment with a net book value of $895,000 was pledged as collateral. In addition, to ensure payment of the long-term refunding bonds the Company has caused to be delivered to the Trustee an irrevocable, direct pay letter of credit in favor of the Trustee in the amount of $15,615,000. The contract amount of the letter of credit is a reasonable estimate of its fair value as the value is fixed over the life of the commitment. No material loss is anticipated due to nonperformance by the counterparties to those agreements.

    The fair value of the remaining $30.1 million of long-term debt is estimated based on the borrowing rates currently available to the Company for loans with similar terms and average maturities. The fair value of this long-term debt is $30.9 million for 1995.

   Annual maturities of long-term debt for the five years subsequent to December 31, 1995, are as follows: 1996, $3,721,000; 1997, $4,072,000; 1998, $9,364,000;
1999, $3,840,000; 2000, $3,366,000.

6.  Postretirement Health Care and Life Insurance Benefits
    Effective January 1, 1993, the Company adopted Statement of
Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The change in accounting reduced 1993 net income $342,000 or $.09 cents per share. The Accumulated Postretirement Benefit Obligation (APBO) is being amortized over twenty years. Net postretirement benefit cost reflects the impact of a plan amendment which reduced 1993 cost by approximately $400,000. There are no plan assets. The discount rate used to calculate the APBO was 7.0 percent for 1995, 8.5 percent for 1994 and 7.5 percent for 1993.

    The components of net periodic postretirement benefit costs are:

(In thousands)                     1995       1994       1993
Service cost - benefits earned
     during the period           $  45      $  50      $  53
Interest cost on accumulated postretirement
     benefit obligation            316        309        292
Net amortization and deferral      203        203        203
Net postretirement benefit cost  $ 564      $ 562      $ 548

    The following table sets forth the plans' combined postretirement benefit liability as of December 31, 1995, 1994, and 1993:
(In thousands)                    1995      1994       1993
Accumulated postretirement benefit obligation:
Retirees                       $(2,938)  $(2,676)   $(2,288)
Fully eligible active
     employees                    (644)     (565)      (863)
Other active plan
     participants                 (880)     (704)      (898)

                                (4,462)   (3,945)    (4,049)
Unrecognized transition
      obligation                 3,457     3,660      3,863

Unrecognized net loss              579        81         66
    Postretirement liability recognized in the
         balance sheet          $ (426)  $  (204)  $   (120)

7.  Retirement Plan
    The components of the provision for net periodic pension cost were as follows:

                                    1995       1994       1993
                                           (In thousands)
Service cost - benefits earned
    during the period            $   726   $    843    $   749
Interest cost on projected
    benefit obligation             2,278      2,177      2,128
Actual return on assets          (11,936)       650     (4,272)
Net amortization and deferral      9,181     (4,204)       339
Net pension cost                 $   249    $( (534)   $(1,056)

          Assumptions used in the accounting were:
                                   1995       1994       1993
   Discount rate                   7.0%       8.5%       7.5%
   Rate of increase in future
     compensation levels           4.0%       4.0%       4.0%
   Long-term rate of return        8.0%       8.0%       8.0%

    The following table sets forth the Plan's funded status and the related amounts recognized in the Company's balance sheet at December 31, 1995, 1994, and 1993.

                                        1995       1994     1993
                                            (In thousands)

Actuarial present value of
projected benefit obligation,
based on employment service
to date and current salary
levels:
     Vested benefits                 $(30,966) $(25,250) $(27,501)
     Nonvested benefits                  (259)     (230)     (494)
     Accumulated benefit obligation   (31,225)  (25,480)  (27,995)
     Additional amounts related
     to projected salary increases     (2,431)   (2,127)   (2,219)
     Projected benefit obligation     (33,656)  (27,607)  (30,214)
     Plan assets at fair value;
     primarily U.S. Government and
     corporate bonds and equity
     securities                        49,531    39,856    42,733
     Plan assets in excess of
     projected benefit obligation      15,875    12,249    12,519
     Unrecognized net loss/(gain)
     from past experience different
     from that assumed                 (3,884)       (9)     (245)
     Unrecognized net asset at
     January 1, 1986, being
     recognized principally over
     8.5 years                          -          -        (568)
     Prepaid pension                $ 11,991  $ 12,240  $ 11,706

8.  Income Taxes
    The components of income tax expense are as follows:
                                         1995        1994        1993
                                                (In thousands)
Federal:
      Current                           $2,936      $3,723     $1,310
      Deferred                            (159)         -         436
State:
      Current                              541         618        239
      Deferred                             (28)          -         11
      Total                             $3,290      $4,341     $1,996

    The components of the net deferred tax liability are:

                                         1995        1994        1993
                                                (In thousands)
Current deferred (assets)
  Accounts receivable                   $ (379)     $ (365)    $ (365)
  Inventory                               (960)     (1,072)      (875)
  Accrued vacation                        (563)       (564)      (523)
    Total net current deferred (asset)  (1,902)     (2,001)    (1,763)
Noncurrent deferred (assets) liabilities
  Property and equipment                 4,687       4,702      4,706
  Pension asset                          4,512       4,606      4,405
  Postretirement
  benefit liability                       (160)        (77)      (206)
  Other                                   (687)       (593)      (501)
    Total net noncurrent deferred
    liability                            8,352       8,638      8,404
  Net deferred liability                $6,450      $6,637     $6,641


     The reasons for the difference between total tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows:
                                         1995        1994        1993
                                                (In thousands)
Statutory rate applied to
  pretax income                        $2,801      $3,593      $1,799
State income taxes, net
  of federal tax benefit                  357         409         158
Other                                     132         339          39
Total tax expense                      $3,290      $4,341      $1,996

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

    Rental expense under operating leases for 1995, 1994, and 1993 was $992,000, $711,000, and $792,000, respectively.

     Minimum payments due for years after 1995 under noncancelable operating leases are $843,000 in 1996, $750,000 in 1997, $617,000 in 1998, $395,000 in
 1999 and $266,000 thereafter.

11.       Concentration of Credit Risk
          The Company sells its products to all major areas of construction and manufacturing markets throughout the Southern United States. When the Company grants credit, it is primarily to customers whose ability to pay is dependent upon the construction and manufacturing industry economics prevailing in the Southern United States; however, concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising the Company's customer base. The Company performs ongoing credit evaluations of its customers and in certain situations requires collateral. The Company maintains allowances for potential credit losses, and such losses have been within management's expectations.

12.       Contingencies
          The Company is a defendant in various lawsuits arising in the normal course of business. In the opinion of management, the outcome of these lawsuits will not have a material adverse effect on the Company's financial position or results of operations.