Form 10-Q
period 1996-03-31
NOLAND CO
filed 1996-05-14
CIK 72243

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended March 31, 1996        Commission file no. 2-27393




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


Outstanding capital common stock, $10.00 par value at April 25, 1996, 3,700,876 shares.











This report contains 10 pages.

                          NOLAND COMPANY AND SUBSIDIARY

                                      INDEX


                                                                    PAGE NO.

PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

           Consolidated Balance Sheets -

              March 31, 1996 (Unaudited) and Dec. 31, 1995 (Audited)....  3

           Unaudited Consolidated Statements of Income -

              Three Months Ended March 31, 1996 and 1995................. 4

           Unaudited Consolidated Statements of Retained Earnings -

              Three Months Ended March 31, 1996 and 1995................  5

           Unaudited Consolidated Statements of Cash Flows -

              Three Months Ended March 31, 1996 and 1995................  6

           Notes to Unaudited Consolidated Financial Statements.........  7

      Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.....................  8-9

PART II.  OTHER INFORMATION

           Items 1, 2, 3, 4, 5, and 6..................................  10

SIGNATURES ............................................................  11

                              PART 1. FINANCIAL INFORMATION
                              NOLAND COMPANY AND SUBSIDIARY
                               Consolidated Balance Sheets

   Item 1. Financial Statements
                                                    March 31,      December 31,
                                                      1996            1995
                                                  (Unaudited)       (Audited)
   Assets
   Current Assets:
        Cash and cash equivalents                $  4,731,116     $ 12,577,642
        Accounts receivable, net                   49,703,251       50,504,021
        Inventory, net                             61,373,232       58,072,335
        Deferred income taxes                       1,901,915        1,901,915
        Prepaid expenses                              421,716          275,755
              Total Current Assets                118,131,230      123,331,668

   Property and Equipment, at cost:
        Land                                       13,295,650       13,288,151
        Buildings                                  72,032,525       70,621,815
        Equipment and fixtures                     52,125,895       51,518,836
        Property excess to current needs            2,054,040        2,054,040
              Total                               139,508,110      137,482,842
        Less accumulated depreciation              62,895,146       61,818,967
              Property and Equipment, net          76,612,964       75,663,875
   Assets Held for Resale                           1,290,775        1,290,775
   Prepaid Pension                                 11,929,323       11,991,504
   Other Assets                                     1,170,034        1,242,063
                                                 $209,134,326     $213,519,885
   Liabilities and Stockholders' Equity
   Current Liabilities:
        Current maturity of long-term debt        $ 3,721,108     $  3,721,108
        Bank overdrafts                             8,425,680       11,967,714
        Accounts payable                           26,024,781       21,349,691
        Other accruals and liabilities              7,789,390       14,236,217
        Federal and state income taxes                816,291          167,787
              Total Current Liabilities            46,777,250       51,442,517

   Long-term Debt                                  41,589,740       41,611,267

   Deferred Income Taxes                            8,352,682        8,352,682

   Accrued Postretirement Benefits                    486,752          425,724

   Stockholders' Equity:
        Capital common stock, par value $10;
        authorized, 6,000,000 shares; issued,
        3,700,876 shares                           37,008,760       37,008,760
        Retained earnings                          75,067,386       74,836,888
              Total                               112,076,146      111,845,648
        Less restricted stock                         148,244          157,953
              Stockholders' Equity                111,927,902      111,687,695

                                                 $209,134,326     $213,519,885








   The accompanying notes are an integral part of the financial statements.

                              NOLAND COMPANY AND SUBSIDIARY

                       Unaudited Consolidated Statements of Income



                                           Three Months Ended
                                                March 31,

                                           1996               1995


Merchandise sales                      $106,239,797        $111,736,325

 Cost of goods sold:

    Purchases and freight-in             88,911,163          98,340,722
    Inventory, beginning                 58,072,334          64,458,250
    Inventory, ending                   (61,373,232)        (72,559,444)

      Cost of goods sold                 85,610,265          90,239,528

 Gross profit on sales                   20,629,532          21,496,797

 Operating expenses                      20,609,129          20,500,789

 Operating profit                            20,403             996,008

 Other income:
    Cash discounts, net                   1,073,440           1,069,019
    Service charges                         384,550             341,187
    Miscellaneous                            50,563              80,497

          Total other income              1,508,553           1,490,703

 Interest expense                           684,787             750,176

 Income before income taxes                 844,169           1,736,535

 Income taxes                               317,600             653,400

 Net income                              $  526,569          $1,083,135

 Earnings per share (based on
     3,700,876 shares outstanding)       $      .14          $      .29

 Cash dividends per share                $      .08          $      .06















    The accompanying notes are an integral part of the financial statements.

                            NOLAND COMPANY AND SUBSIDIARY

               Unaudited Consolidated Statements of Retained Earnings



                                                        Three Months Ended
                                                             March 31,

                                                        1996          1995

     Retained earnings, January 1                 $74,836,888    $69,661,726

     Add net income                                   526,569      1,083,135

     Deduct cash dividends paid
     ($.08 and $.06 per share, respectfully)         (296,071)      (222,053)

     Retained earnings, March 31                  $75,067,386    $70,552,808








































   The accompanying notes are an integral part of the financial statements.

                             NOLAND COMPANY AND SUBSIDIARY

                    Unaudited Consolidated Statements of Cash Flows

                                                             Three Months
                                                            Ended March 31


                                                          1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $   526,569  $ 1,083,135
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization                         1,652,431    1,635,594
 Amortization of prepaid pension cost                     62,181         -
 Provision for doubtful accounts                         333,585      290,190
 Amortization of unearned compensation-restricted stock    9,708        5,974
 Change in operating assets and liabilities:
  Decrease in accounts receivable                        467,185      264,781
 (Increase) in inventory                              (3,300,897)  (8,101,193)
 (Increase) in prepaid expenses                         (145,961)    (101,248)
  Decrease (increase) in assets held for resale             -               1
  Decrease (increase) in other assets                     57,029      (68,433)
 (Decrease) in bank overdrafts                        (3,542,034)  (1,534,653)
  Increase in accounts payable                         4,675,090    8,136,809
 (Decrease) in other accruals and liabilities         (6,446,827)  (5,662,039)
  Increase (decrease) in federal and state income taxes  648,504     (228,328)
  Increase in accrued post retirement benefits            61,029       37,745
Total adjustments                                     (5,468,977)  (5,324,800)
  Net cash used by operating activities               (4,942,408)  (4,241,665)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                (2,652,531)  (2,608,936)
  Proceeds from sale of assets                            66,010       78,558
  Net cash used by investing activities               (2,586,521)  (2,530,378)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term (payments) borrowings-net                      -       2,500,000
  Long-term debt repayments                              (21,526)  (1,377,813)
 Dividends paid                                         (296,071)    (222,053)
  Net cash (used) provided by financing activities      (317,597)      900,134
CASH AND CASH EQUIVALENTS:
(Decrease) during first quarter                       (7,846,526)  (5,871,909)
Beginning of year                                     12,577,642    9,890,970
End of first quarter                                  $4,731,116   $4,019,061
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the first quarter for:
  Interest                                            $  710,264   $  763,174
  Income taxes                                        $     -      $  881,728












The accompanying notes are an integral part of the financial statements.

                   NOLAND COMPANY AND SUBSIDIARY

       Notes to Unaudited Consolidated Financial Statements


1. In the opinion of the Company, the accompanying unaudited consolidated statements of income contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations for the three months ended March 31, 1996 and 1995.

2. The Notes to Consolidated Financial Statements included in the Company's December 31, 1995, Annual Report on Form 10-K are an integral part of the interim unaudited financial statements and remain substantially unchanged. The Company takes a physical inventory annually on December 31 of each year. The Company uses estimated gross profit rates to determine cost of goods sold during interim periods.

3. Due to the seasonal nature of the construction industry supplied by the registrant, interim results of operations of each period are not necessarily indicative of earnings for the year.

4. Accounts Receivable as of March 31, 1996 and 1995 are net of allowance for doubtful accounts of $1,008,132 and $968,427, respectively. Quarterly bad debt charges, net of recoveries, were $297,270 for 1996 and $214,563 for 1995.

5. The dollar amount of Noland Company's backlog of orders believed to be firm was approximately $40,531,320 at March 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
The Company maintains its short and long-term liquidity through: (1) cash flow from operations; (2) short-term borrowings; (3) bank lines of credit arrangements, when needed; and (4) additional long-term debt, when needed.

The Company's financial condition remains strong with working capital of $71.4 million and a current ratio of 2.5. Total debt at March 31, 1996 was $8.9 million less than at March 31, 1995.
Management believes the Company has adequate financial resources to meet the needs of foreseeable future.

Results of Operations
For the first-quarter of 1996 the Company had net income of $527,000, or 14 cents per share, compared to net income of $1.1 million or 29 cents per share, for the first quarter of 1995.

Sales of $106.2 million for the first quarter of 1996 were down 4.9 percent compared to sales of $111.7 million for the first quarter of 1995. The decline in sales can be attributed to harsh winter weather, which slowed construction activity more than usual, reducing the demand for our products. By contrast, the $111.7 million in sales for 1995 was a record for any first quarter. The Company is confident that much of the first quarter's sales shortfall represents business that was deferred -- not lost. Coupled with the arrival of the spring building season, we expect the pent-up demand to translate into stronger sales in the second quarter. The Company's gross margin of profit increased slightly over the year-earlier period from 19.2 percent to 19.4 percent, while operating expenses were held flat with the year-earlier period.

Interest expense declined by 8.7 percent, reflecting lower interest rates and lower investments in accounts receivable and inventory.

The Company continues to believe that business conditions will be somewhat better in 1996 than last year, and that the Company is in a good position to capitalize on them.

                     PART II. OTHER INFORMATION



Item 1.  None
Item 2.  None
Item 3.  None
Item 4.  None
Item 5.  None
Item 6.  None

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          NOLAND COMPANY




April 22, 1996
                                         Arthur P. Henderson, Jr.
                                         Vice President-Finance