Form 10-Q
period 1996-06-30
NOLAND CO
filed 1996-08-06
CIK 72243

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended June 30, 1996        Commission file no. 2-27393




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


Outstanding capital common stock, $10.00 par value at July 26, 1996, 3,700,876 shares.












This report contains 10 pages.

                          NOLAND COMPANY AND SUBSIDIARY

                                      INDEX


                                                                    PAGE NO.

PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

           Consolidated Balance Sheets -

              June 30, 1996 (Unaudited) and Dec. 31, 1995 (Audited)....  3

           Unaudited Consolidated Statements of Income -

              Three Months and Six Months Ended June 30, 1996 and 1995.. 4

           Unaudited Consolidated Statements of Retained Earnings -

              Six Months Ended June 30, 1996 and 1995..................  5

           Unaudited Consolidated Statements of Cash Flows -

              Six Months Ended June 30, 1996 and 1995..................  6

           Notes to Unaudited Consolidated Financial Statements........  7

      Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations...................   8

PART II.  OTHER INFORMATION

           Items 1, 2, 3, 4, 5, and 6..................................  9

SIGNATURE  ............................................................  10

                              PART 1. FINANCIAL INFORMATION
                              NOLAND COMPANY AND SUBSIDIARY
                               Consolidated Balance Sheets

   Item 1. Financial Statements
                                                    June 30,       December 31,
                                                      1996            1995
                                                  (Unaudited)       (Audited)
   Assets
   Current Assets:
        Cash and cash equivalents                $  6,247,961     $ 12,577,642
        Accounts receivable, net                   54,414,931       50,504,021
        Inventory, net                             62,879,086       58,072,335
        Deferred income taxes                       1,901,915        1,901,915
        Prepaid expenses                              306,128          275,755
              Total Current Assets                125,750,021      123,331,668

   Property and Equipment, at cost:
        Land                                       13,096,539       13,288,151
        Buildings                                  73,380,715       70,621,815
        Equipment and fixtures                     52,953,676       51,518,836
        Property excess to current needs            2,054,040        2,054,040
              Total                               141,484,970      137,482,842
        Less accumulated depreciation              63,737,665       61,818,967
              Property and Equipment, net          77,747,305       75,663,875

   Assets Held for Resale                           1,290,775        1,290,775
   Prepaid Pension                                 12,107,254       11,991,504
   Other Assets                                     1,154,542        1,242,063
                                                 $218,049,897     $213,519,885
   Liabilities and Stockholders' Equity
   Current Liabilities:
        Current maturity of long-term debt       $  4,956,108     $  3,721,108
        Book overdrafts                            11,402,576       11,967,714
        Accounts payable                           27,779,800       21,349,691
        Other accruals and liabilities              9,802,838       14,236,217
        Federal and state income taxes              1,225,714          167,787
              Total Current Liabilities            55,167,036       51,442,517

   Long-term Debt                                  40,203,213       41,611,267

   Deferred Income Taxes                            8,352,682        8,352,682

   Accrued Postretirement Benefits                    560,299          425,724

   Stockholders' Equity:
        Capital common stock, par value $10;
        authorized, 6,000,000 shares; issued,
        3,700,876 shares                           37,008,760       37,008,760
        Retained earnings                          76,896,443       74,836,888
              Total                               113,905,203      111,845,648
        Less restricted stock                         138,536          157,953
              Stockholders' Equity                113,766,667      111,687,695

                                                 $218,049,897     $213,519,885






   The accompanying notes are an integral part of the financial statements.

                              NOLAND COMPANY AND SUBSIDIARY

                       Unaudited Consolidated Statements of Income


                                   Three Months Ended            Six Months Ended
                                        June 30,                     June 30,

                                   1996          1995            1996         1995
 Merchandise sales             $124,574,466   $123,559,896   $230,814,263 $235,296,221

 Cost of goods sold:
    Purchases and freight-in    102,313,216    100,156,239    191,224,379   198,496,961
    Inventory, beginning         61,373,232     72,559,444     58,072,334    64,458,250
    Inventory, ending            62,879,086     72,707,108     62,879,086    72,707,108

      Cost of goods sold        100,807,362    100,008,575    186,417,627   190,248,103

 Gross profit on sales           23,767,104     23,551,321     44,396,636    45,048,118

 Operating expenses              21,299,435     20,985,066     41,908,564    41,485,855

 Operating profit                 2,467,669      2,566,255      2,488,072     3,562,263

 Other income:
    Cash discounts, net           1,169,723      1,041,018      2,243,163     2,110,030
    Service charges                 381,034        354,224        765,584       695,411
    Other gains
      and recoveries                  4,499         -                -              -

    Miscellaneous                    90,898         47,359        141,461       127,856

           Total other income     1,646,154      1,442,601      3,154,707     2,933,304

 Interest expense                   706,597        911,033      1,391,384     1,661,209

 Income before income taxes       3,407,226      3,097,823       4,251,395     4,834,358

 Income taxes:
   State                            187,300        170,400        233,700       265,900
   Federal                        1,094,800        995,400      1,366,000      1,553,300

     Total income taxes           1,282,100      1,165,800      1,599,700     1,819,200

 Net income                    $  2,125,126   $  1,932,023   $  2,651,695 $  3,015,158

 Earnings per share (based on
 3,700,876 shares outstanding)$        .58    $        .52   $        .72 $         .81

 Cash dividends per share     $        .08    $        .06   $        .16 $        .12









    The accompanying notes are an integral part of the financial statements.

                            NOLAND COMPANY AND SUBSIDIARY

               Unaudited Consolidated Statements of Retained Earnings



                                                   Six Months Ended
                                                        June 30,

                                                 1996             1995

     Retained earnings, January 1             $74,836,888     $70,926,096

     Add net income                             2,651,695       3,015,158

     Deduct cash dividends paid
     ($.16 and $.12 per share, respectfully)    (592,140)        (444,105)

     Retained earnings, June 30               $76,896,443     $73,497,149










































   The accompanying notes are an integral part of the financial statements.

                             NOLAND COMPANY AND SUBSIDIARY

                    Unaudited Consolidated Statements of Cash Flows

                                                                Six Months
                                                               Ended June 30


                                                            1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             $ 2,651,696  $ 3,015,158
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization                           3,336,925    3,315,025
 Amortization of prepaid pension cost                     (115,750)         -
 Provision for doubtful accounts                           664,250      580,380
 Amortization of unearned compensation-restricted stock     19,416       11,949
 Gain on sale of property                                   (4,499)         -
 Change in operating assets and liabilities:
 (Increase) in accounts receivable                      (4,575,160)  (3,769,367)
 (Increase) in inventory                                (4,806,751)  (8,248,857)
 (Increase) in prepaid expenses                            (30,373)     (64,015)
 Decrease in assets held for resale                            -              1
 Decrease (increase) in other assets                        57,521      (70,607)
 (Decrease) increase in bank overdrafts                   (565,138)   2,523,235
 Increase in accounts payable                            6,430,109    5,541,699
 (Decrease) in other accruals and liabilities           (4,433,379)  (4,173,933)
 Increase (decrease) in federal and state income taxes   1,057,927   (1,052,586)
 Increase in accrued post retirement benefits              134 576       90,921
Total adjustments                                       (2,830,326)  (5,316,155)
Net cash used by operating activities                     (178,630)  (2,300,997)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                  (5,863,620)  (4,983,842)
  Proceeds from sale of assets                             477,763      166,049
  Net cash used by investing activities                 (5,385,857)  (4,817,793)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings (payments) net                         -      3,500,000
  Long-term debt repayments                               (173,053)  (1,980,625)
 Dividends paid                                           (592,141)    (444,105)
  Net cash (used) provided by financing activities        (765,194)   1,075,270
CASH AND CASH EQUIVALENTS:
Decrease during first six months                        (6,329,681)  (6,043,520)
Beginning of year                                       12,577,642    9,890,970
End of first six months                                 $6,247,961   $3,847,450
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the first six months for:
  Interest                                              $1,403,696   $1,619,812
  Income taxes                                          $  541,773   $2,871,786











The accompanying notes are an integral part of the financial statements.

                   NOLAND COMPANY AND SUBSIDIARY

       Notes to Unaudited Consolidated Financial Statements


1. In the opinion of the Company, the accompanying unaudited consolidated statements of income contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations for the six months ended June 30, 1996 and 1995.

2. The Notes to Consolidated Financial Statements included in the Company's December 31, 1995 Annual Report on Form 10-K are an integral part of the interim unaudited financial statements and remain substantially unchanged. The Company takes a physical inventory annually on December 31 of each year. The Company uses estimated gross profit rates to determine cost of goods sold during interim periods.

3. Due to the seasonal nature of the construction industry supplied by the registrant, interim results of operations of each period are not necessarily indicative of earnings for the year.

4. Accounts Receivable as of June 30, 1996 and 1995 are net of allowance for doubtful accounts of $1,008,132 and $968,427, respectively. Second quarter bad debt charges, net of recoveries, were $269,577 for 1996 and $247,673 for 1995.
     Year-to-date bad debt charges, net of recoveries, were $566,847 for 1996 and $462,236 for 1995.

5. The dollar amount of Noland Company's backlog of orders believed to be firm was approximately $43,211,821 at June 30, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
The Company generally generates its cash needs through: (1) cash flow from operations; (2) short-term borrowings, (3) bank lines of credit arrangements, when needed; and (4) additional long-term debt, when needed.

For the first six months of 1996, the Company used $6.3 million in cash primarily to purchase property and equipment and pay dividends. The Company's financial condition remains strong with working capital of $70.6 million and a current ratio of 2.3. Management believes the Company has adequate financial resources to meet the needs of foreseeable future.

Results of Operations
Second-quarter sales of $124.6 million were only slightly greater than the $123.6 million recorded in the second quarter of 1995. Sluggish economic conditions in some parts of our 15-state territory contributed to the disappointing sales performance in the second quarter. The air conditioning/refrigeration department enjoyed double-digit sales growth, industrial department sales were flat, and the electrical and plumbing and heating departments recorded sales declines. Sales for the first six months of 1996 were $230.8 million compared to $235.3 million for the year-earlier period.

The gross margin of profit for the second quarter remained the same as the year-earlier period's at 19.1 percent. Operating expenses for the quarter of $21.3 million were only slightly higher than the $21 million for the year-earlier period. For the first six months, operating expenses were up only one percent over a yearago.

Interest expense for the quarter and year-to-date decreased 22.4 percent and 16.2 percent, respectively. The decreases are largely due to substantial reductions in our inventory investment.

We are anticipating a better sales performance in the third quarter and another record sales year although the full-year total likely will fall short of our target established at the beginning of the year.

                             SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          NOLAND COMPANY




July 26, 1996                            Arthur P. Henderson, Jr.
                                         Arthur P. Henderson, Jr.
                                         Vice President-Finance