Form 10-K/A
period 1995-12-31
NOLAND CO
filed 1996-09-05
CIK 72243

FORM 10-K/A

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


                                                        Part of
          Document                                     Form 10-K/A

Annual Report to Stockholders for the year ended      Parts II and IV
   December 31, 1995

Noland Company Proxy Statement for April 24, 1996,    Parts III and IV
   Annual Meeting of Stockholders



This report contains 34 pages. The exhibit index is shown on page 11 of this 10-K/A.

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

    (9)    Voting trust agreement                     Not Applicable

   (10)    Material contracts                         Not Applicable

   (11)    Statement regarding computation of per
           share earnings--clearly determinable       Not Applicable

   (12)    Statement regarding computation of
           ratios                                     Not Applicable

   (13)    Portions of Annual Report to
           Stockholders                               14 - 33

   (16)    Letter regarding change in a certifying
           accountant                                 Not Applicable

   (18)    Letter regarding change in accounting
           principles                                 Not Applicable

   (21)    Subsidiary of the registrant               Previously Filed

   (22)    Published report regarding matters
           submitted to vote of security holders      Not Applicable

   (23)    Consents of experts and counsel            Not Applicable

   (24)    Power of attorney                          Not Applicable

   (27)    Financial data schedule                    34

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

 Selected Quarterly Financial Data (unaudited)

 (In thousands, except per share amounts)


                     First Quarter       Second Quarter      Third Quarter      Fourth Quarter                 Year
                     1995     1994       1995      1994      1995     1994      1995      1994            1995      1994
 Sales             $111,736  $ 97,051  $123,560  $115,931  $120,702  $116,982   $113,514   $110,238       $469,512  $440,202
 Gross Profit      $ 21,497  $ 18,059  $ 23,551  $ 21,574  $ 23,017  $ 21,913   $ 21,022   $ 24,620       $ 89,087  $ 86,166
 Net Income        $  1,083  $    256  $  1,932  $  1,578  $  1,330  $  1,469   $    602(A)$  2,924(A)    $  4,947  $  6,227
 Net Income        $    .29  $    .07  $    .52  $    .43  $    .36  $    .39   $    .17(A)$    .79(A)    $   1.34  $   1.68
     Per Share



(A)     The Company uses estimated gross profit rates to determine cost of goods sold during interim periods.  During 1995, the
     Company refined its method of establishing gross profit rates.  Year-end inventory adjustments to reflect actual inventory levels are made in the fourth quarter.  These previously undeterminable adjustments had the effect of deceasing net income for the fourth quarter of 1995 by approximately $470,000 ($.13 per share) and increasing net income for the fourth quarter of 1994 by approximately $2,032,000 ($.55 per share).