Form 10-Q
period 1996-09-30
NOLAND CO
filed 1996-11-01
CIK 72243

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended September 30, 1996        Commission file no. 2-27393




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


Outstanding capital common stock, $10.00 par value at October 25, 1996 3,700,876 shares.












This report contains 11 pages.

                          NOLAND COMPANY AND SUBSIDIARY

                                      INDEX



                                                                       PAGE NO.

PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

          Consolidated Balance Sheets -

             September 30, 1996 (Unaudited) and Dec. 31, 1995 (Audited).......3

          Unaudited Consolidated Statements of Income -

             Three Months and Nine Months Ended September 30, 1996 and 1995...4

          Unaudited Consolidated Statements of Retained Earnings -

             Nine Months Ended September 30, 1996 and 1995....................5

          Unaudited Consolidated Statements of Cash Flows -

             Nine Months Ended September 30, 1996 and 1995....................6

          Notes to Unaudited Consolidated Financial Statements................7

      Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations.........................8-9

PART II.  OTHER INFORMATION

          Items 1, 2, 3, 4, 5, and 6.........................................10

SIGNATURE....................................................................11

                              PART 1. FINANCIAL INFORMATION
                              NOLAND COMPANY AND SUBSIDIARY
                               Consolidated Balance Sheets

   Item 1. Financial Statements
                                                    September 30,  December 31,
                                                        1996           1995
                                                     (Unaudited)    (Audited)
   Assets
   Current Assets:
        Cash and cash equivalents                   $  4,935,600   $ 12,577,642
        Accounts receivable, net                      54,888,366     50,504,021
        Inventory, net                                62,703,492     58,072,335
        Deferred income taxes                          1,901,915      1,901,915
        Prepaid expenses                                 467,789        275,755
              Total Current Assets                   124,897,162    123,331,668

   Property and Equipment, at cost:
        Land                                          13,419,432     13,288,151
        Buildings                                     74,072,193     70,621,815
        Equipment and fixtures                        54,000,357     51,518,836
        Property excess to current needs               2,054,040      2,054,040
              Total                                  143,546,022    137,482,842
        Less accumulated depreciation                 64,588,151     61,818,967
              Property and Equipment, net             78,957,871     75,663,875

   Assets Held for Resale                              1,290,775      1,290,775
   Prepaid Pension                                    12,165,129     11,991,504
   Other Assets                                        1,105,186      1,242,063
                                                    $218,416,123   $213,519,885
   Liabilities and Stockholders' Equity
   Current Liabilities:
        Notes payable, short-term borrowings        $  4,000,000     $   -
        Current maturity of long-term debt             3,301,108      3,721,108
        Book overdrafts                               12,021,708     11,967,714
        Accounts payable                              25,324,699     21,349,691
        Other accruals and liabilities                10,548,603     14,236,217
        Federal and state income taxes                   651,317        167,787
              Total Current Liabilities               55,847,435     51,442,517

   Long-term Debt                                     38,337,858     41,611,267

   Deferred Income Taxes                               8,352,682      8,352,682

   Accrued Postretirement Benefits                       628,772        425,724

   Stockholders' Equity:
        Capital common stock, par value $10;
        authorized, 6,000,000 shares; issued,
        3,700,876 shares                              37,008,760     37,008,760
        Retained earnings                             78,489,890     74,836,888
              Total                                  115,498,650    111,845,648
        Less unearned compensation-restricted stock      249,274        157,953
              Stockholders' Equity                   115,249,376    111,687,695

                                                    $218,416,123   $213,519,885






   The accompanying notes are an integral part of the financial statements.

                              NOLAND COMPANY AND SUBSIDIARY

                       Unaudited Consolidated Statements of Income


                                 Three Months Ended       Nine Months Ended
                                    September 30,            September 30,

                                 1996          1995        1996         1995

Merchandise sales           $123,472,658 $120,701,547 $354,286,921 $355,997,768

 Cost of goods sold:
    Purchases and freight-in  99,771,423   88,785,629  290,995,802  287,282,590
    Inventory, beginning      62,879,086   72,707,108   58,072,334   64,458,250
    Inventory, ending         62,703,491   63,807,944   62,703,491   63,807,944

      Cost of goods sold      99,947,018   97,684,793  286,364,645  287,932,896

 Gross profit on sales        23,525,640   23,016,754   67,922,276   68,064,872

 Operating expenses           21,283,600   21,473,962   63,192,164   62,959,817

 Operating profit              2,242,040    1,542,792    4,730,112    5,105,055

 Other income:
    Cash discounts, net        1,005,084      873,320    3,248,247    2,983,357
    Service charges              388,060      362,981    1,153,644    1,058,392
    Other gains (losses)
      and recoveries                (547)       -            3,952      -
    Miscellaneous                 75,640      197,679      217,101      325,535

           Total other income  1,468,237    1,433,980    4,622,944    4,367,284

 Interest expense                680,660      843,900    2,072,044    2,505,109

 Income before income taxes    3,029,617    2,132,872    7,281,012    6,967,230

 Income taxes:
   State                         166,700      117,300      400,400      383,200
   Federal                       973,400      685,200    2,339,400    2,238,500

     Total income taxes        1,140,100      802,500    2,739,800    2,621,700

 Net income                   $1,889,517  $ 1,330,372  $ 4,541,212   $4,345,530

 Earnings per share (based on
 3,700,876 shares outstanding) $     .51  $       .36  $      1.23   $     1.17

 Cash dividends per share      $     .08  $       .08  $       .24   $      .20











    The accompanying notes are an integral part of the financial statements.

                            NOLAND COMPANY AND SUBSIDIARY

               Unaudited Consolidated Statements of Retained Earnings



                                                   Nine Months Ended
                                                     September 30,

                                                 1996             1995

     Retained earnings, January 1             $74,836,888     $70,926,096

     Add net income                             4,541,212       4,345,530

     Deduct cash dividends paid
     ($.24 and $.20 per share, respectively)     (888,210)       (740,175)

     Retained earnings, September 30          $78,489,890     $74,531,451









































   The accompanying notes are an integral part of the financial statements.

                             NOLAND COMPANY AND SUBSIDIARY

                    Unaudited Consolidated Statements of Cash Flows


                                                               Nine Months
                                                           Ended September 30,


                                                            1996        1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             $ 4,541,212  $4,345,530
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization                           5,082,836   4,998,237
 Amortization of prepaid pension cost                     (173,625)    187,500

 Amortization of unearned compensation-restricted stock     33,678      17,923
 Provision for doubtful accounts                           996,314     870,570
 Gain on sale of property                                   (3,952)        -
Change in operating assets and liabilities:
  (Increase) in accounts receivable                     (5,380,659)   (962,470)
  (Increase) decrease in inventory                      (4,631,157)    650,305
  (Increase) in prepaid expenses                          (192,034)    (35,843)
  Decrease in assets held for resale                          -              1
  Decrease (increase) in other assets                       91,877     (17,563)
  Increase in book overdrafts                               53,994   4,889,294
  Increase in accounts payable                           3,975,008     773,723
  (Decrease) in other accruals and liabilities          (3,687,614) (3,335,570)
  Increase (Decrease) in federal and state income taxes    483,530  (1,475,541)
  Increase in accrued postretirement benefits              203,049     178,312
Total adjustments                                       (3,148,755)  6,738,878
   Net cash provided by operating activities             1,392,457  11,084,408
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                  (9,045,401) (6,479,569)
  Proceeds from sale of assets                             717,520     352,196
   Net cash used by investing activities                (8,327,881) (6,127,373)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings (payments) net                   4,000,000 (14,100,000)
  Long-term debt repayments                             (3,693,408) (4,613,437)
 Long-term borrowings                                        -      10,000,000
 Dividends paid                                           (888,210)   (740,175)
 Purchase of restricted stock                             (125,000)      -
Net cash used by financing activities                     (706,618) (9,453,612)
CASH AND CASH EQUIVALENTS:
Decrease during first nine months                       (7,642,042) (4,496,577)
Beginning of year                                       12,577,642   9,890,970
End of first nine months                                $4,935,600  $5,394,393
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the first nine months for:
  Interest                                              $2,351,211  $2,509,857
  Income taxes                                          $2,256,270  $3,640,861








The accompanying notes are an integral part of the financial statements.

                              NOLAND COMPANY AND SUBSIDIARY
       Notes to Unaudited Consolidated Financial Statements


1. In the opinion of the Company, the accompanying unaudited consolidated statements of income contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations for the nine months ended September 30, 1996 and 1995.

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

4. Accounts Receivable as of September 30, 1996 and 1995 are net of allowance for doubtful accounts of $1,008,132 and $968,427, respectively. Third-quarter bad debt charges, net of recoveries, were $257,488 for 1996 and $223,754 for 1995.
     Year-to-date bad debt charges, net of recoveries, were $824,335 for 1996 and $685,990 for 1995.

5. The dollar amount of Noland Company's backlog of orders believed to be firm was approximately $39,932,054 at September 30, 1996.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Liquidity and Capital Resources
The Company generates necessary cash through: (1) cash flow from operations; (2) short-term borrowings from bank lines of credit arrangements, when needed; and (3) additional long-term debt, when needed.

For the first nine months of 1996, the Company generated $1.4 million in cash from operations, compared to $11.1 million for the same period last year. Cash was used primarily to purchase property and equipment and pay dividends. Working capital at September 30, 1996 was $69.0 million and the current ratio was 2.24.

The Company successfully completed the acquisition of the principal assets of a two-branch supplier in Florida in late
September, increasing the number of branches to 101. The purchase of assets was financed with existing debt arrangements.

Management believes the Company's liquidity, capital resources and working capital are sufficient to meet the needs of the foreseeable future.

Results of Operations
Third-quarter sales of $123.5 million were 2.3 percent greater than the $120.7 million for the year-earlier period. Sales for the first nine months of 1996 were $354.3 million compared to $356 million for the year-earlier period.

The gross margin of profit of 19.1 percent remained at the levels of a year ago. This, combined with the higher sales, generated a modest increase in gross profit. For the first nine months the gross margin of profit was 19.2 percent compared to 19.1 percent a year ago.

Operating expenses for the quarter were $21.3 million compared to $21.5 million for a decrease of one percent from the year-earlier period. For the first nine months, operating expenses were $63.2 million versus $63 million a year-ago.

Interest expense for the quarter and year-to-date decreased 19.3 percent and 17.3 percent, respectively. The decreases are due to lower interest rates and reduced borrowings.

Net income for the quarter was $1.9 million or 51 cents per share compared to $1.3 million or 36 cents per share for the third quarter of 1995. For year-to-date, net income was $4.5 million or $1.23 per share compared to $4.3 million or $1.17 per share for the year earlier period.

Steps are being taken on a number of fronts to energize our sales efforts. The impact will be gradual and won't begin to be felt until sometime in 1997. At the same time we are continuing to focus on improving gross margins and internal operations.

                     PART II. OTHER INFORMATION



Item 1.  None
Item 2.  None
Item 3.  None
Item 4.  None
Item 5.  None
Item 6.  None

                             SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          NOLAND COMPANY




November 1, 1996                         Arthur P. Henderson, Jr.
                                         Arthur P. Henderson, Jr.
                                         Vice President-Finance