Form 10-K
period 1996-12-31
NOLAND CO
filed 1997-03-28
CIK 72243

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996   Commission file no. 2-27393

                                NOLAND COMPANY

        A Virginia Corporation              IRS Identification #54-0320170

                               80 29th Street
                         Newport News, Virginia  23607
                          Telephone:  (757) 928-9000

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

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 14, 1997, was approximately $35,356,000.

3,700,876 shares of the Registrant's Common Stock were outstanding at the close of business on March 14, 1997.


           DOCUMENTS (or portions thereof) INCORPORATED BY REFERENCE


                                                         Part of
          Document                                      Form 10-K

Annual Report to Stockholders for the year ended      Parts II and IV
   December 31, 1996

Noland Company Proxy Statement for April 23, 1997,    Parts III and IV
   Annual Meeting of Stockholders





This report contains 32 pages. The exhibit index is shown on page 11 of this 10-K.

PART I

Item 1 Business

(1) (a) A Virginia corporation founded in 1915, Noland Company is a distributor of Plumbing/Heating, Air Conditioning, Industrial and Electrical supplies, with branch facilities in fourteen states.

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


    (b) The Company operates in only one industry segment, the distribution of mechanical equipment and supplies.
          Markets for these products are all areas of construction - residential, nonresidential (commercial, institutional, and industrial), and non-building (highways, sewers, water, and utilities); manufacturing; domestic water systems; and maintenance/repair/modernization.

    (c) During the last five years, the Company has continued to serve essentially the same markets described in Item 1 (1)
          (b). Current plans call for the continuation of this policy. The Company does not manufacture any products.

    (i) Total sales of each class of similar products for the last five years are as follows:

                           1996        1995       1994        1993        1992
                                             (In thousands)

Plumbing/Heating        $241,235    $245,407    $241,273    $220,879    $225,239
Air Conditioning         115,963     110,920      90,574      84,600      82,906
Industrial                62,451      64,741      62,279      54,099      54,851
Electrical                46,056      48,444      46,076      43,363      49,090
                        $465,705    $469,512    $440,202    $402,941    $412,086



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

   (vii) The dollar amount of the Company's backlog of orders believed to be firm was approximately $37,437,444 at December 31, 1996, and $40,194,000 at December 31, 1995.

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

   (x) Company-sponsored research and development activities expenditures in 1996, 1995 and 1994 were immaterial.

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

   (xii)  As of December 31, 1996, the Company employed 1,692 persons.

      (d) From its founding in 1915, the Company has operated principally in the Southern United States. In late 1994 the Company opened its first location in Pennsylvania. Additional Pennsylvania locations were opened in 1995 and 1996.


Item 2 Properties

 The main properties of the Company consist of 107 facilities, including warehouses, offices, showrooms, paved outside storage areas and covered pipe storage sheds. These are located in the following states: Alabama, Arkansas, Florida, Georgia, Kentucky, Maryland, Mississippi, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas, Virginia and West Virginia. Eighteen are held under leases and the remaining eighty-nine are owned by the Company. The executive office of the Company is located at 80 29th Street, Newport News, Virginia 23607.

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

        None

Additional Item

              Executive Officers of the Registrant


                          Positions and Offices       Business Experience
Name                 Age  Held with Registrant      During the Past Five Years

Lloyd U. Noland, III 53   Chairman of the Board,    Chief Executive Officer of
                          President and Director.   and Registrant.
                          Officer since 1981

Frank A. Wimbush     51   Senior Vice President-    Vice President-Sales and
                          Marketing and Branch      Marketing for All-Phase
                          Operations. Officer       Electric Supply Company
                          Since March 1995          from 1988 to 1994.

A. P. Henderson, Jr. 53   Vice President-Finance.   Chief Financial Officer of
                          Officer since 1983        the Registrant.

Charles A. Harvey    57   Vice President-Corporate  Responsible for the
                          Data. Officer since 1980  Registrant's Corporate
                                                    Data Division.

John E. Gullett      55   Vice President-Corporate  Responsible for the
                          Communications.           Registrant's Corporate
                          Officer since 1982        Communications Department.

James E. Sykes, Jr.  53   Treasurer/Secretary.      Responsible for Registrant's
                          Officer since 1982        treasury functions and
                                                    secretarial duties.


All executive officers were elected for a term of one year beginning May 1, 1996 and/or until their successors are elected and qualified. None of the executive officers are related by blood, marriage or adoption. Service has been continuous since the date elected to their present positions. There are no arrangements or understandings between any officer and any other person pursuant to which he was elected an officer.



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

Item 6 Selected Financial Data

       The information set forth under the caption "Ten-Year Review of Selected Financial Data" relating to sales, net income, total assets, long-term debt, net income per share and dividends per share for the years 1992 through 1996 is incorporated herein by reference from pages 20 and 21 of the enclosed Noland Company Annual Report to Stockholders for the year ended December 31, 1996.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

       The information set forth under the above caption is incorporated herein by reference from pages 10 and 11 of the enclosed Noland Company Annual Report to Stockholders for the year ended December 31, 1996.



Item 8 Financial Statements and Supplementary Data

       The following consolidated financial statements of Noland Company, included in the Annual Report to Stockholders for the year ended December 31, 1996, are incorporated herein by reference:

                                                                       Annual
                                                                     Report to
                                                                   Stockholders
                                                                      (page)

       Report of Independent Accountants                                 12

       Consolidated Statement of Income and Retained Earnings--
          Years ended December 31, 1996, 1995 and 1994                   13

       Consolidated Balance Sheet--December 31, 1996, 1995 and 1994      14

       Consolidated Statement of Cash Flows --
          Years ended December 31, 1996, 1995 and 1994                   15

       Notes to Consolidated Financial Statements                        16-19



Item 9  Disagreements on Accounting and Financial Disclosure

                            None


                                        PART III


Item 10 Directors and Executive Officers of the Registrant

        Data relating to Directors is incorporated herein by reference from pages 2 and 3 of the 1997 Noland Company Proxy Statement for the April 23, 1997 Annual Meeting of Stockholders.

        Data relating to Executive Officers is included in Part I of this report.


Item 11  Executive Compensation

         The information set forth under the caption "Compensation of Executive Officers" on page 4 of the 1997 Noland Company Proxy Statement for the April 23, 1997, Annual Meeting of Stockholders is incorporated herein by reference.

Item 12  Security Ownership of Certain Beneficial Owners and Management

         The information set forth under the captions "Voting Securities and Principal Holders Thereof" and "Nominees for Director" on pages 1, 2 and 3 of the 1997 Noland Company Proxy Statement for the April 23, 1997, Annual Meeting of Stockholders is incorporated herein by reference.


Item 13  Certain Relationships and Related Transactions

         (a) Effective November 1, 1996, the Company entered into a ten-year agreement to lease an existing office building for its corporate headquarters. The building is owned by Basic Construction Company. Basic Construction owns 893,967 shares of Noland Company stock. The majority of Basic Construction Company stock is owned by The L.U. Noland 1982 Trust whose trustees are Mr. Lloyd U. Noland, Jr.'s wife, Jane K. Noland, and his three children: Lloyd
               U. Noland III, Susan C. Noland and Anne N. Edwards. Under the terms of the lease, the Company will pay an annual rental fee of approximately $260,000 per year. The Company will bear the direct costs of utilities and real estate taxes. The terms of the lease were based on an evaluation by an independent real estate firm.

        (b)    Not applicable.

        (c)    Not applicable.

        (d)    Not applicable.

                                         PART IV

Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K

        (a)    1.   Consolidated Financial Statements

                    Included in PART II, Item 8 of this report:

                    Report of Independent Accountants

                    Consolidated Statement of Income and Retained
                    Earnings--Years Ended December 31, 1996, 1995
                    and 1994

                    Consolidated Balance Sheet--December 31,
                    1996, 1995 and 1994

                    Consolidated Statement of Cash Flows
                    --Years ended December 31,
                    1996, 1995 and 1994

               Notes to Consolidated Financial Statements

  With the exception of the aforementioned information incorporated by reference and the information in the 1996 Annual Report to Stockholders on the inside back cover and pages 10, 11, 20 and 21 incorporated in response to Items 5, 6 and 7 in this Form 10-K Annual Report, the 1996 Annual Report to Stockholders is not to be deemed "filed" as part of this report. The individual financial statements of the registrant have not been filed because consolidated financial statements are filed. The registrant is an operating company and the subsidiary is wholly owned.


               2.   Financial Statement Schedules

                    Included in PART IV of this report:

                    For the three years ended December 31, 1996


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


        (b)    Reports on Form 8-K

               No reports on Form 8-K for the three months ended December 31, 1996, were required to be filed.

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


December 31, 1996        $1,008,132     $  855,577(1)   $    -      $  855,577     $1,008,132

December 31, 1995        $  968,427     $  739,929(1)   $    -      $  700,224     $1,008,132

December 31, 1994        $  968,427     $  774,432(1)   $    -      $  774,432     $  968,427






















[FN]
(1) Net of recoveries on bad debts of $657,609 for 1996, $896,772 for 1995 and $685,511 for 1994.

(2)    Represents charges for which reserve was previously provided.

                                      Signatures


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    NOLAND COMPANY


March 21, 1997                By Lloyd U. Noland, III
                                  Chairman of the Board
                                     and President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                               Chairman of the Board,
Lloyd U. Noland, III           President and Director            March 21, 1997
Lloyd U. Noland, III

                               Vice President-Finance,
                               Chief Financial Officer
Arthur P. Henderson, Jr.       and Director                      March 21, 1997
Arthur P. Henderson, Jr.


James E. Sykes, Jr.            Treasurer/Secretary               March 21, 1997
James E. Sykes, Jr.


Frank A. Wimbush               Senior Vice President-            March 21, 1997
Frank A. Wimbush               Finance and Branch Operations
                               and Director

Allen C. Goolsby, III          Director                          March 21, 1997
Allen C. Goolsby, III

                          COOPERS & LYBRAND L.L.P.

                      REPORT OF INDEPENDENT ACCOUNTANTS

                ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULES




     Our report on the consolidated financial statements of Noland Company and Subsidiary has been incorporated by reference in this Form 10-K from page 12 of the 1996 Annual Report to Stockholders of Noland Company. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14 (a) 2 on page 8 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




                                                 COOPERS & LYBRAND L.L.P.


Newport News, Virginia
February 28, 1997

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

      (9)    Voting trust agreement                   Not Applicable

     (10)    Material contracts                       Not Applicable

     (11)    Statement regarding computation of per
             share earnings--clearly determinable     Not Applicable

     (12)    Statement regarding computation of
             ratios                                   Not Applicable

     (13)    Portions of Annual Report to
             Stockholders                               14 - 31

     (16)    Letter regarding change in a certifying
             accountant                               Not Applicable

     (18)    Letter regarding change in accounting
             principles                               Not Applicable

     (21)    Subsidiary of the registrant             Previously Filed

     (22)    Published report regarding matters
             submitted to vote of security holders    Not Applicable

     (23)    Consents of experts and counsel          Not Applicable

     (24)    Power of attorney                        Not Applicable

     (27)    Financial data schedule                        32

     (28)    Information from reports furnished to
             state insurance regulatory authorities   Not Applicable




     As to any security holder requesting a copy of the Form 10-K, the Company will furnish any exhibit indicated in the above list as filed with the Form 10-K upon payment to it of its expenses in furnishing such exhibit.

                     This page intentionally left blank.

                                 EXHIBIT 13
                                   INDEX


                                                         Page



Management's Discussion                                 14 - 15

Report of Independent Accountants                            16

Quarterly Financial Data                                     17

Consolidated Statement of Income                             18

Consolidated Balance Sheet                                   19

Consolidated Statement of Cash Flows                         20

Notes to Consolidated Financial Statements              21 - 27

Ten Year Review                                         28 - 29

Inside back cover                                       30 - 31

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


     The following discussion focuses on the consolidated results of operations, financial condition and cash flows of Noland Company. This section should be read in conjunction with the consolidated financial statements and notes.

Results of Operations

    Sales for 1996 were $465.7 million compared to $469.5 million for 1995 for a decline of one percent. Excluding our fourth-quarter acquisitions, total sales declined 1.2 percent. Sales for 1995 were 6.7 percent greater than 1994's sales of $440.2 million. Three of the Company's four product departments suffered sales declines, with only the air conditioning department improving sales. The Company's year-long focus on improving operations and launching several major new initiatives may have distracted personnel from the sales end of the business.

    Gross profit, as a percent of sales, improved to 19.5 percent in 1996 from
 19.0 percent for 1995. It was 19.6 percent in 1994. The gross profit percentage in 1996 benefitted from the year-end LIFO adjustment primarily because of low inflation. The 1996 LIFO inventory adjustment decreased cost of goods sold by $207,000, while the 1995 adjustment increased cost of goods sold by $2.1 million.

    Operating expenses increased 1.2 percent over 1995 despite the additional costs associated with the opening of nine branches involved in two separate acquisitions in the latter part of 1996. In 1995 operating expenses were 6.6 percent greater than 1994. Operating expenses, as a percent of sales, were
 18.1 percent in 1996 and 17.8 in 1995 and 1994. 1996 operating expenses were reduced $232,000 for pension income compared to a $249,000 increase in operating expenses in 1995 and a $534,000 reduction in 1994 operating expenses.

    Interest expense declined by 12.7 percent to $2.8 million from $3.2 million. The decrease is due to lower average borrowings and lower short-term rates throughout the year. 1995 interest expense was 23.4 percent greater than 1994.

    The results of the 1996 activity generated net income of $5.9 million compared to $4.9 million for 1995 and $6.2 million for 1994.

Liquidity and Capital Resources
    The Company maintains its short and long-term liquidity through: (1) cash flow from operations; (2) short-term financings; (3) bank line of credit arrangements, when needed; and (4) additional long-term debt, when needed.

    The Company began 1996 with $12.6 million in cash. Along with cash generated from financing activities, the Company used $10.9 million to purchase capital assets and $6.1 to increase inventory. The Company was also able to pay for two acquisitions which added nine branch locations.

    The Company's financial position remains strong with working capital of
 $77.4 million and a current ratio of 2.6 to 1.   Management believes the
 Company's liquidity, working capital and capital resources are sufficient to meet the working capital and capital expenditure needs of the foreseeable future.

Outlook

    The economy appears headed for another year of growth in 1997 and our Company's entire selling organization has been retooled with a new compensation program, more emphasis on inside sales, and better leadership. In addition, we are well positioned to take advantage of opportunities afforded through the 1996 opening of several strategically located branches in Pennsylvania, Virginia and Florida. We expect to resume a healthy growth in sales in 1997.

Impact of Inflation
     Reported results, for the most part, reflect the impact of inflation because of the Company's use of the LIFO (last-in, first-out) inventory method. During inflationary periods, this method removes artificial profits induced by inflation and presents operating results in truer, more absolute terms. Since adopting LIFO in 1974, the Company has avoided both the recognition of these inflationary profits and the unnecessary payment of related taxes on such income. At approximate replacement cost, the Company's inventory investment was $101.3 million at year-end 1996, while the LIFO inventory balance was $67.8 million -- a difference accumulated since 1974 of $33.5 million.

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

REPORT OF INDEPENDENT ACCOUNTANTS
                                 Coopers & Lybrand L.L.P.
                                 a professional services firm
COOPERS
& LYBRAND

To the Board of Directors and Stockholders of Noland Company:

      We have audited the accompanying consolidated balance sheets of Noland Company and Subsidiary as of December 31, 1996, 1995 and 1994, and the related consolidated statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Noland Company and Subsidiary as of December 31, 1996, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



Newport News, Virginia           Coopers & Lybrand L.L.P.
February 28, 1997

 Selected Quarterly Financial Data (unaudited)

 (In thousands, except per share amounts)

                     First Quarter       Second Quarter      Third Quarter        Fourth Quarter                  Year
                     1996     1995       1996      1995      1996     1995        1996      1995             1996      1995

 Sales             $106,240  $111,736  $124,574  $123,560  $123,473  $120,702   $111,418   $113,514       $465,705  $469,512
 Gross Profit      $ 20,630  $ 21,497  $ 23,767  $ 23,551  $ 23,526  $ 23,017   $ 22,866   $ 21,022       $ 90,789  $ 89,087
 Net Income        $    527  $  1,083  $  2,125  $  1,932  $  1,890  $  1,330   $  1,321(A)$    602(A)    $  5,863  $  4,947
 Net Income        $    .14  $    .29  $    .58  $    .52  $    .51  $    .36   $    .35(A)$    .17(A)    $   1.58  $   1.34
     Per Share


(A)    The Company uses estimated gross profit rates to determine cost of goods sold during interim periods.  Year-end inventory adjustments to reflect actual inventory levels are made in the fourth quarter.  These previously undeterminable adjustments had the effect of increasing net income for the fourth quarter of 1996 by approximately
       $566,000 ($.15 per share) and decreasing net income for the fourth quarter of 1995 by approximately $470,000 ($.13 per share).






CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
NOLAND COMPANY AND SUBSIDIARY

For the years ended December 31, 1996, 1995, and 1994
(In thousands, except per share amounts)               1996         1995         1994
Sales                                                $465,705     $469,512     $440,202
Cost of Goods Sold:
   Purchases and freight in                           384,626      374,039      363,019
   Inventory, January 1                                58,072       64,458       55,475
   Inventory, December 31                             (67,782)     (58,072)     (64,458)
      Cost of Goods Sold                              374,916      380,425      354,036
Gross Profit on Sales                                  90,789       89,087       86,166
Operating Expenses                                     84,383       83,389       78,259
Operating Profit                                        6,406        5,698        7,907
Other Income:
   Cash discounts, net                                  4,196        3,849        3,627
   Service charges                                      1,512        1,469        1,330
   Miscellaneous                                          371          460          330
       Total Other Income                               6,079        5,778        5,287
Interest Expense                                        2,828        3,239        2,626
Income Before Income Taxes                              9,657        8,237       10,568
Income Taxes                                            3,794        3,290        4,341
Net Income                                            $ 5,863      $ 4,947       $6,227
Retained Earnings, January 1                           74,837       70,926       65,587
Cash Dividends Paid ($.32 per share in 1996,
   $.28 per share in 1995 and $.24 per share in 1994)  (1,184)      (1,036)        (888)
Retained Earnings, December 31                        $79,516     $ 74,837      $70,926
Net Income Per Share                                  $  1.58     $   1.34      $  1.68





















[FN]
The accompanying notes are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET
NOLAND COMPANY AND SUBSIDIARY


December 31, 1996, 1995, and 1994
(In thousands)                                                 1996        1995       1994
Assets
Current Assets:
Cash and cash equivalents                                  $   3,508      $ 12,578    $  9,891
  Accounts receivable(net of allowance for doubtful accounts)   52,867      50,504      52,458
  Inventory (net of reduction to LIFO)                          67,782      58,072      64,458
  Deferred income taxes                                          2,183       1,902       2,001
  Prepaid expenses                                                 389         276         231
      Total Current Assets                                     126,729     123,332     129,039
Property and Equipment, at cost:
Land                                                            13,026      13,288      13,293
 Buildings                                                      74,531      70,622      66,040
 Equipment and fixtures                                         54,654      51,519      49,002
 Property in excess of current needs                             2,054       2,054       1,928
    Total                                                      144,265     137,483     130,263
 Less accumulated depreciation                                  65,368      61,819      57,278
    Total Property and Equipment, net                           78,897      75,664      72,985
Assets Held for Resale                                           1,291       1,291       1,356
Prepaid Pension                                                 12,223      11,991      12,240
Other Assets                                                       745       1,242       1,465
                                                              $219,885    $213,520    $217,085
Liabilities and Stockholders' Equity
Current Liabilities:
Notes payable, short-term borrowings                          $  6,000    $   -       $ 14,100
 Current maturity of long-term debt                              3,228       3,721       2,116
 Book overdrafts                                                 6,338      11,968       8,462
 Accounts payable                                               19,199      21,350      23,743
 Other accruals and liabilities                                 14,097      14,236      13,330
 Federal and state income taxes                                    488         168       1,713
    Total Current Liabilities                                   49,350      51,443      63,464
Long-term Debt                                                  45,039      41,611      36,914
Deferred Income Taxes                                            8,544       8,352       8,638
Accrued Postretirement Benefits                                    660         426         204
Stockholders' Equity:
 Capital common stock, par value, $10;
    authorized, 6,000,000 shares; issued, 3,700,876 shares      37,009      37,009      37,009
 Retained earnings                                              79,516      74,837      70,926
    Total                                                      116,525     111,846     107,935
 Less unearned compensation, restricted stock                      233         158          70
    Stockholders' Equity                                       116,292     111,688     107,865
                                                              $219,885    $213,520    $217,085













[FN]
The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
NOLAND COMPANY AND SUBSIDIARY

For the years ended December 31, 1996, 1995, and 1994
(In thousands)                                                1996       1995      1994
Cash Flows From Operating Activities:
Net Income                                                 $  5,863    $4,947   $ 6,227
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                              6,686     6,939     5,710
   Deferred income taxes                                        (89)     (187)       (4)
   Provision for doubtful accounts                            1,513     1,637     1,460
   (Gain) loss on sale of property                               (4)       -         40
   Change in operating assets and liabilities:
     Decrease (increase) in accounts receivable               1,320       317    (7,088)
     (Increase) decrease in inventory                        (6,051)    6,386    (8,983)
     (Increase) decrease in prepaid expenses                   (113)      (45)      468
     Decrease (increase) in assets held for resale                -        65       (50)
     Decrease in other assets                                   532       163       749
     (Decrease) increase in accounts payable                 (2,151)   (2,393)    2,767
     (Decrease) increase in other accruals and liabilities     (139)      906     2,787
     Increase (decrease) in federal and state income taxes      320    (1,545)      457
     Increase in postretirement benefits                        234       222        84
Total adjustments                                             2,058    12,465    (1,603)
      Net cash provided by operating activities               7,921    17,412     4,624
Cash Flows From Investing Activities:
   Capital expenditures                                     (10,890)   (9,735)  (10,858)
   Proceeds from sale of assets                                 858       461       797
   Purchase of note receivable                              (13,091)       -         -
   Collections on note receivable                             4,136        -         -
      Net cash used by investing activities                 (18,987)   (9,274)  (10,061)
Cash Flows From Financing Activities:
   (Decrease) increase in book overdrafts                    (5,630)    3,506    (1,187)
   Short-term borrowings                                    112,500   156,175   178,000
   Short-term payments                                     (106,500) (170,275) (170,900)
   Long-term borrowings                                       7,500    10,954       -
   Long-term debt repayments                                 (4,565)   (4,652)   (1,455)
   Dividends paid                                            (1,184)   (1,036)     (888)
   Purchase of restricted stock                                (125)     (123)      (82)
      Net cash provided (used) by financing activities        1,996    (5,451)    3,488
Cash and Cash Equivalents:
(Decrease) increase during year                              (9,070)    2,687    (1,949)
Beginning of year                                            12,578     9,891    11,840
End of year                                                $  3,508  $ 12,578   $ 9,891
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
   Interest                                                $  3,059  $  2,997   $ 2,553
   Income taxes                                            $  3,973  $  5,022   $ 3,889















[FN]
The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOLAND COMPANY AND SUBSIDIARY

1.    Principal Business of the Company
      Noland Company is a wholesale distributor of mechanical equipment and supplies. These products are categorized under plumbing/heating, air conditioning, industrial and electrical.

      Markets for these products are all areas of construction--residential, nonresidential (commercial, institutional and industrial) and non-building (highways, sewer, water and utilities); manufacturing; domestic water systems; and maintenance /repair /modernization.

2.    Summary of Significant Accounting Policies
a.    Principles of Consolidation
      The consolidated financial statements include the accounts of Noland Company and its wholly owned subsidiary. All material intercompany transactions have been eliminated.

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

f.    Postretirement Benefit Plans
      The Company offers postretirement health and life benefits to substantially all employees who retire with the required years of service. Health care benefits consist of a reimbursement towards the purchase of the retirees' health plan of choice. The amount of reimbursement is based on years of service. Life insurance in the amount of $3,000 is provided to all retirees. Additional coverage may be purchased by the retiree in an amount up to a total of fifty percent of final earnings. The Company pays a share of the cost of such additional coverage. The cost of these benefits is funded on a pay-as-you-go basis.

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

i.    Extra Compensation
      All employees with at least one year of service participate in one or more of the Company's extra compensation plans which are based on earnings before income taxes and certain adjustments. The cost of these plans was $1,897,000 in 1996, $1,969,000 in 1995 and $2,175,000 in 1994.

j.    Unearned Compensation - Restricted Stock Plan
      The Company provides a restricted stock plan for senior executives of the Company. Under the Plan, 50,000 shares in the aggregate, limited to 10,000 shares per year, may be granted as restricted stock. Participants may not dispose or otherwise transfer stock granted for three years from date of grant. Restrictions lapse at the rate of 20 percent of the stock per year beginning at the end of the third year. Upon issuance of stock under the plan, unearned compensation equivalent to the market value at the date of grant is charged to stockholders'equity and subsequently amortized over seven years. The fair value of the awards in 1996, 1995 and 1994 was $125,000, $123,000 and $82,000,
respectively. These amounts were reflected as unearned compensation - restricted stock, with $50,000, $35,000 and $12,000 amortized to compensation expense in 1996, 1995 and 1994, respectively. The number of shares granted was 6,000 in 1996, and 1995 and 4,000 in 1994.

k.    Reclassifications
      Certain amounts in prior years' financial statements have been reclassified to conform to the 1996 presentation.

3.    Accounts Receivable
      Accounts receivable are net of an allowance for doubtful accounts of $1,008,000 for 1996 and 1995 and $968,000 for 1994. Bad debt charges, net of recoveries, were $856,000 for 1996, $739,000 for 1995, and $774,000 for 1994.

4.    Inventory
      Comparative year-end inventories are as follows:

(In thousands)                1996         1995        1994
Inventory, at approximate
   replacement cost         $101,318      $91,814     $96,100
Reduction to LIFO             33,536       33,742      31,642
LIFO inventory               $67,782      $58,072     $64,458

5.    Notes Payable
a.    Short-term Borrowings:
      Amounts payable to banks at December 31, 1996 and 1994 were $6,000,000 and $14,100,000, respectively. There were no short-term borrowings at December 31, 1995. The average interest rate, which is based on existing Federal Funds rates, at December 31, 1996 and 1994 was 7.1 percent and 6.08 percent, respectively. The carrying amount of these short-term borrowings approximates fair value because of the short maturity of the borrowings.

      The Company had unused lines of credit totaling $16.8 million at December 31, 1996.

b.    Long-term Debt:
      (In thousands)                        1996       1995        1994
Promissory note, 9.60% interest payable
quarterly, $1,850,000 due annually June
1997 through 2000 with balance due June
2001.  (1)                            $ 9,350    $11,200    $11,800
Promissory note, 10.15% interest
payable quarterly. Principal paid
in full in 1995.  (1)                    -          -         1,375
Promissory note, variable interest
payable weekly (6.50% at December
31, 1996), fully revolving basis
through June 1, 1998. (1)              10,000     10,000     10,000
Promissory note, variable interest
payable monthly (6.21% at December
31, 1996), principal due August
1998. (2)                              15,000       7,500      -
Industrial revenue financings, variable
interest payable quarterly (4.21% at
December 31, 1996) with varying
maturities from 1997 to 2004. (1)(3)   13,415     15,200     15,330
Other                                     502      1,432        525
                                       48,267     45,332     39,030
Less current maturities                 3,228      3,721      2,116
                                      $45,039    $41,611    $36,914

(1) Subject to agreements that require the Company to maintain not less than $55,000,000 in working capital and not less than a 1.75-to-1 year-end current ratio. Cash dividends cannot exceed 50 percent of earnings, excluding net gains on disposition of capital assets, reckoned accumulatively from January 1, 1986. Earnings retained since that date not restricted under this provision amount to $11,062,000.

(2) The Company has an unsecured term revolver loan with a committed amount of $15,000,000. The Company may pay down and reborrow within the committed amount without penalty except for a non-usage fee if the average usage for a 90 day period is less than 50 percent.

(3) Industrial Development Revenue Refunding Bonds are callable at the option of the bondholders upon giving seven days notice to the Trustee. The carrying value of these bonds is a reasonable estimate of fair value as
      interest rates are based on prevailing market rates.   To ensure payment
      of the long-term refunding bonds the Company has caused to be delivered to the Trustee an irrevocable, direct pay letter of credit in favor of the Trustee in the amount of $13,900,000. The contract amount of the letter of credit is a reasonable estimate of its fair value as the value is fixed over the life of the commitment. No material loss is anticipated due to nonperformance by the counterparties to those agreements.

      The fair value of the remaining $34.9 million of long-term debt is estimated based on the borrowing rates currently available to the Company for loans with similar terms and average maturities. The fair value of this long-term debt is $35.2 million for 1996.

      Annual maturities of long-term debt for the five years subsequent to December 31, 1996, are as follows: 1997, $3,228,000; 1998, $16,864,000;
      1999, $3,840,000; 2000, $3,366,000; 2001, $3,395,000.

6.    Postretirement Health Care and Life Insurance Benefits
      The components of the provision for net periodic postretirement benefit costs are:

(In thousands)                      1996       1995       1994
Service cost - benefits earned
     during the period           $   58     $  45      $  50
Interest cost on accumulated postretirement
     benefit obligation             300       316        309
Net amortization and deferral       210       203        203
Net postretirement benefit cost  $  568     $ 564      $ 562

      The following table sets forth the plans' combined postretirement benefit liability as of December 31, 1996, 1995, and 1994:
 (In thousands)                 1996       1995       1994
Accumulated postretirement benefit obligation:
Retirees                     $(2,690)    $(2,938)   $(2,676)
Fully eligible active
      employees                (650)       (644)      (565)
Other active plan
      participants             (924)       (880)      (704)
                             (4,264)     (4,462)    (3,945)
 Unrecognized transition
 obligation                    3,254       3,457      3,660

 Unrecognized net loss           350         579         81
 Postretirement liability recognized in the
      balance sheet          $  (660)    $  (426)  $   (204)

      The discount rate used to calculate the APBO was 7.5 percent for 1996, 7.0 percent for 1995 and 8.5 percent for 1994. There are no plan assets.

7.    Retirement Plan
      The components of the provision for net periodic pension cost are:
(In thousands)                      1996       1995       1994
Service cost - benefits earned
    during the period             $   998    $   726    $   843
  Interest cost on projected
      benefit obligation             2,402      2,278      2,177

  Actual return on assets           (7,955)   (11,936)       650

  Net amortization and deferral      4,323      9,181     (4,204)

  Net pension cost                 $  (232)   $   249    $  (534)


       Assumptions used in the accounting were:
                                       1996       1995       1994
   Discount rate                        7.0%       7.0%       8.5%
   Rate of increase in future
         compensation levels           4.0%       4.0%       4.0%
  Long-term rate of return             8.25%       8.0%       8.0%

    The following table sets forth the Plan's funded status and the related amounts recognized in the Company's balance sheet at December 31, 1996, 1995, and 1994.


(In thousands)                          1996       1995     1994

Actuarial present value of
projected benefit obligation,
based on employment service
to date and current salary levels:
   Vested benefits                  $(31,041) $(30,966) $(25,250)
   Nonvested benefits                   (250)     (259)     (230)
   Accumulated benefit obligation    (31,291)  (31,225)  (25,480)
   Additional amounts related
   to projected salary increases      (3,175)   (2,431)   (2,127)
   Projected benefit obligation      (34,466)  (33,656)  (27,607)
   Plan assets at fair value;
   primarily U.S. Government and
   corporate bonds and equity
   securities                         55,120    49,531    39,856
   Plan assets in excess of
   projected benefit obligation       20,654    15,875    12,249
   Unrecognized net loss/(gain)
   from past experience different
   from that assumed                  (8,431)   (3,884)       (9)
   Prepaid pension                  $ 12,223  $ 11,991  $ 12,240

8.  Income Taxes
    The components of income tax expense are as follows:
(In thousands)                           1996        1995        1994
Federal:
      Current                           $3,289      $2,936     $3,723
      Deferred                             (76)       (159)        -
State:
      Current                              594         541        618
      Deferred                             (13)        (28)        -
      Total                             $3,794      $3,290     $4,341


  The components of the net deferred tax liability are:

(In thousands)                           1996        1995        1994
Current deferred (assets)
  Accounts receivable                   $ (379)     $ (379)    $ (365)
  Inventory                             (1,196)       (960)    (1,072)
  Accrued vacation                        (608)       (563)      (564)
    Total net current deferred (asset) (2,183) (1,902) (2,001) Noncurrent deferred (assets) liabilities
  Property and equipment                 4,694       4,687      4,702
  Pension asset                          4,600       4,512      4,606
  Postretirement
   benefit liability                      (252)       (160)       (77)
  Other                                   (498)       (687)      (593)
    Total net noncurrent deferred
     liability                           8,544       8,352      8,638
  Net deferred liability                $6,361      $6,450     $6,637


    The reasons for the difference between total tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows:
(In thousands)                           1996        1995        1994
Statutory rate applied to
  pretax income                        $3,283      $2,801      $3,593
State income taxes, net
  of federal tax benefit                  391         357         409
Other                                     120         132         339
Total tax expense                      $3,794      $3,290      $4,341


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

     Rental expense under operating leases for 1996, 1995, and 1994 was $1,036,000, $992,000, and $711,000, respectively.

     Minimum payments due for years after 1996 under noncancelable operating leases are $1,111,000 in 1997, $958,000 in 1998, $854,000 in 1999, $687,000 in
2000 and $2,616,000 thereafter.

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

12.    Asset Acquisition
       The Company purchased a secured note from Foothill Capital Corporation issued by Raub Supply Co., for $9.9 million. Additional operating advances of $3.2 million were made through the note to Raub. Collections on the note totaled $4.1 million. Effective December 6, 1996 the Company agreed to accept certain operating assets of Raub, with a fair value of $7.6 million, as partial payment on the note. Results, using the purchase method, for new locations beginning December 7, 1996 are included in 1996 audited results. The outstanding note balance of $1.4 million is collateralized by real estate.

       The following table reflects the unaudited pro forma combined results of operations, assuming the acquisition had occurred at the beginning of each year presented:
(In thousands)                 1996                          1995
Net sales                  $ 488,182                     $  505,749
Net income                     6,117                          5,512
Net income per share       $    1.65                     $     1.49

    The pro forma information does not purport to be indicative of the results which actually would have occurred had the acquisition been in effect during the periods presented or of results which may occur in the future.

13.    Contingencies
        The Company is a defendant in various lawsuits arising in the normal course of business. In the opinion of management, the outcome of these lawsuits will not have a material adverse effect on the Company's financial position or results of operations.

TEN-YEAR REVIEW OF SELECTED FINANCIAL DATA (Unaudited)
Noland Company and Subsidiary


(Dollar amounts in thousands, except per share data)             1996       1995       1994        1993
Income Statement Data
    Sales                                                        $465,705   $469,512   $440,202    $402,941
    Gross Profit                                                   90,789     89,087     86,166      77,306
    Operating Expenses                                             84,383     83,389     78,259      74,692
    Operating Profit (Loss)                                         6,406      5,698      7,907       2,614
    Interest Expense                                                2,828      3,239      2,626       2,422
    Interest Expense as Percent of Total Assets                       1.3        1.5        1.2         1.2
    Income (Loss) Before Income Taxes                               9,657      8,237     10,568       5,291
    Pretax Profit as Percent of Sales                                 2.1        1.8        2.4         1.3
    Income Taxes Payable (Receivable)                               3,794      3,290      4,341       1,996
    Effective Tax Rate                                               39.3       39.9       41.1        37.7
    Net Income (Loss)                                               5,863      4,947      6,227       3,295
    Income Paid to Stockholders  (Cash Dividends)                   1,184      1,036        888         888
    Income Reinvested                                               4,679      3,911      5,339       2,407
    Property and Equipment Expenditures                            10,890      9,735     10,858       7,611
    Depreciation and Amortization                                   6,868      6,655      6,232       6,178
Balance Sheet Data
    Stockholders' Equity                                          116,292    111,688    107,865     102,596
    Working Capital                                                77,379     71,889     65,575      65,203
    Current Ratio                                                     2.6        2.4        2.0         2.3
    Total Assets                                                  219,885    213,520    217,085     201,029
    Long-term Debt                                                 45,039     41,611     36,914      38,505
    Borrowed Funds                                                 54,267     45,332     53,130      47,485
    Borrowed Funds as Percent of Total Assets                        24.7       21.2       24.5        23.6
    Total Liabilities as Percent of Total Assets                     47.1       47.7       50.3        48.9
Per Share Data *
    Net Income (Loss)                                                1.58       1.34       1.68         .89
    Cash Dividends Paid to Stockholders                               .32        .28        .24         .24
    Stockholders' Equity (Book Value)                               31.42      30.18      29.15       27.72
    Return on Average Stockholders' Equity                            5.1        4.5        5.9         3.2
    Stock Price Range:
        Average High                                                21.81      21.31      20.94       18.13
        Average Low                                                 18.89      18.38      17.56       15.06
    Number of Employees at December 31                              1,692      1,655      1,741       1,683
    Number of Branches at December 31                                 107         99         99          93
Supplemental Information
The Company elected the LIFO method of inventory valuation in 1974.
The above information (i.e., gross profit, income and taxes) is stated on that basis.
Had the Company used the FIFO method, the results would have been:
    Gross Profit                                                   90,582     91,187     86,404      77,318
    Income (Loss) Before Income Taxes                               9,450     10,337     10,806       5,303
    Income Taxes Payable (Receivable)                               3,714      4,124      4,441       2,000
    Net Income (Loss)                                               5,736      6,213      6,365       3,303
    Net Income (Loss) Per Share                                      1.55       1.68       1.72         .89
    Stockholders' Equity (Book Value) Per Share                     36.32      34.39      33.69       32.21
    Return on Average Stockholders' Equity                            4.4        4.9        5.2         2.8















[FN]
*   Based on 3,700,876 shares outstanding.

TEN-YEAR REVIEW OF SELECTED FINANCIAL DATA (Unaudited)
Noland Company and Subsidiary


(Dollar amounts in thousands, except per share data) 1992        1991          1990         1989            1988         1987
Income Statement Data
    Sales                                            $412,086    $384,535      $428,473     $454,629        $461,255    $434,593
    Gross Profit                                       77,265      71,000        79,982       83,328          83,491      80,978
    Operating Expenses                                 73,227      74,355        75,641       75,413          75,098      70,397
    Operating Profit (Loss)                             4,038      (3,355)        4,341        7,915           8,393      10,581
    Interest Expense                                    3,058       3,724         4,742        5,973           5,673       4,865
    Interest Expense as Percent of Total Assets           1.7         2.0           2.5          3.1             2.8         2.5
    Income (Loss) Before Income Taxes                   6,610      (1,203)        6,377        8,468           8,882      11,422
    Pretax Profit as Percent of Sales                     1.6          NA           1.5          1.9             1.9         2.6
    Income Taxes Payable (Receivable)                   2,518        (478)        2,651        3,441           3,553       4,936
    Effective Tax Rate                                   38.1       (39.7)         41.6         40.6            40.0        43.2
    Net Income (Loss)                                   4,092        (725)        3,726        5,027           5,329       6,848(1)
    Income Paid to Stockholders  (Cash Dividends)         888       1,702         1,665        1,629           1,554       1,480
    Income Reinvested                                   3,204          NA         2,061        3,398           3,775       5,368
    Property and Equipment Expenditures                 6,191       7,075        10,798        9,812          12,918       9,153
    Depreciation and Amortization                       6,365       6,543         6,433        6,306           6,028       5,623
Balance Sheet Data
    Stockholders' Equity                              100,189      96,985        99,412       97,351          93,953      90,178
    Working Capital                                    65,509      64,433        70,701       76,486          78,713      83,456
    Current Ratio                                         2.8         2.6           2.8          2.8             2.5         2.8
    Total Assets                                      185,372     189,072       192,887      195,069         200,716     194,139
    Long-term Debt                                     40,511      42,898        44,299       48,721          47,631      51,254
    Borrowed Funds                                     46,097      54,299        56,131       60,030          68,240      68,462
    Borrowed Funds as Percent of Total Assets            24.9        28.7          29.1         30.8            33.9        35.3
    Total Liabilities as Percent of Total Assets         46.0        48.7          48.5         50.1            53.2        53.5
Per Share Data *
    Net Income (Loss)                                    1.11       (.20)          1.01         1.36            1.44        1.85(1)
    Cash Dividends Paid to Stockholders                   .24        .46            .45          .44             .42         .40
    Stockholders' Equity (Book Value)                   27.07      26.21          26.86        26.30           25.39       24.37
    Return on Average Stockholders' Equity                4.2         NA            3.8          5.3             5.8         7.8
    Stock Price Range:
        Average High                                    16.13      14.88          19.19        24.19           20.63       22.69
        Average Low                                     13.91      12.25          15.00        22.09           18.75       19.13
    Number of Employees at December 31                  1,720      1,704          1,797        1,924           2,019       1,972
    Number of Branches at December 31                      93         92             92           94             101         100
Supplemental Information
The Company elected the LIFO method of inventory valuation in 1974.
The above information (i.e., gross profit, income and taxes) is stated on that basis.
Had the Company used the FIFO method, the results would have been:
    Gross Profit                                       76,541     70,888          80,429       84,486         88,585      82,665
    Income (Loss) Before Income Taxes                   5,886     (1,315)          6,824        9,626         13,976      13,109
    Income Taxes Payable (Receivable)                   2,226       (495)          2,770        3,815          5,499       5,304
    Net Income (Loss)                                   3,660       (820)          4,054        5,811          8,477       7,805
    Net Income (Loss) Per Share                           .99       (.22)           1.10         1.57           2.29        2.11
    Stockholders' Equity (Book Value) Per Share         31.19      30.81           31.17        30.84          29.71       27.84
    Return on Average Stockholders' Equity                3.2         NA             3.5          5.2            8.0         7.8






[FN]
(1) Net income for 1987 includes $362,000 ($.10 per share) due to the cumulative effect on prior years of a change in accounting for deferred income taxes.

                              Inside Back Cover Info

Shareholder and Investor Information

Corporate Information
Corporate Headquarters:

Noland Company
80 29th Street
Newport News,  Virginia  23607
(757) 928-9000

Wholly Owned Subsidiary:

Noland Properties, Inc.
Suite 400, Central Fidelity National Bank
2700 Washington Avenue
Newport News, Virginia  23607
(757) 247-8200

Investor Inquiries or Request for Form 10-K:

Richard L. Welborn
Assistant Vice President-Finance and Tax Administrator
80 29th Street
Newport News, Virginia 23607
(757) 928-9000

Auditors:

Coopers & Lybrand, L.L.P.
11832 Rock Landing Drive
Newport News, Virginia 23606

Legal Counsel:

Hunton & Williams
P.O. Box 1535
Richmond, Virginia 23212

Stock Information

  The Company's common stock is traded over the counter as part of NASDAQ's National Market System (symbol: NOLD). On March 13, 1997, the approximate number of holders of record of the Company's common stock was 2,500.

Market Prices:
  The following table sets forth the reported high and low prices for the common stock on the NASDAQ system:

                            High            Low
   1996
  Qtr. 4      $23.75      $20.50
  Qtr. 3      $22.25      $19.50
  Qtr. 2      $21.25      $18.00
  Qtr. 1      $20.00      $17.50
   1995
  Qtr. 4      $20.25      $17.50
  Qtr. 3      $21.25      $17.75
  Qtr. 2      $22.00      $19.50
  Qtr. 1      $21.75      $18.75

P/E Ratio:*
                          High            Low

   1996       15          13

   1995       15          13

*Based on final, full-year earnings

Dividend Policy:
  Noland has paid regular cash dividends for 64 consecutive years; and, while there can be no assurance as to future dividends because they are dependent on earnings, capital requirements and financial condition, the Company intends to continue that policy. Dividend payments are subject to the restrictions described in the Notes to the Consolidated Financial Statements.

Dividends Paid:
  The Company paid quarterly dividends of $.08 per share in each quarter of 1996 and the last two quarters of 1995. The rate was $.06 per share for the first two quarters of 1995.

Registrar:
Noland Company

Transfer Agent:
ChaseMellon Shareholder Services, L.L.C.
Four Station Square, Third Floor
Pittsburgh, Pennsylvania  15219-1173
(412) 236-8000

Annual Meeting:
April 23, 1997, 10:00 a.m.
Noland's Corporate Headquarters
Newport News, Virginia