Form 10-Q
period 1997-03-31
NOLAND CO
filed 1997-04-28
CIK 72243

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended March 31, 1997        Commission file no. 2-27393




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


Outstanding capital common stock, $10.00 par value at April 24, 1997, 3,700,876 shares.











This report contains 10 pages.

                          NOLAND COMPANY AND SUBSIDIARY

                                      INDEX


                                                                    PAGE NO.

PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

           Consolidated Balance Sheets -

              March 31, 1997 (Unaudited) and Dec. 31, 1996 (Audited)....  3

           Unaudited Consolidated Statements of Income -

              Three Months Ended March 31, 1997 and 1996................. 4

           Unaudited Consolidated Statements of Retained Earnings -

              Three Months Ended March 31, 1997 and 1996................  5

           Unaudited Consolidated Statements of Cash Flows -

              Three Months Ended March 31, 1997 and 1996................  6

           Notes to Unaudited Consolidated Financial Statements.........  7

      Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.....................  8-9

PART II.  OTHER INFORMATION

           Items 1, 2, 3, 4, 5, and 6..................................  10

SIGNATURES ............................................................  11

                              PART 1. FINANCIAL INFORMATION
                              NOLAND COMPANY AND SUBSIDIARY
                               Consolidated Balance Sheets

   Item 1. Financial Statements
                                                    March 31,      December 31,
                                                      1997            1996
                                                  (Unaudited)       (Audited)
   Assets
   Current Assets:
        Cash and cash equivalents                $  4,807,647     $  3,507,588
        Accounts receivable, net                   52,236,540       52,866,928
        Inventory, net                             69,630,325       67,782,230
        Deferred income taxes                       2,182,606        2,182,606
        Prepaid expenses                              498,946          389,524
              Total Current Assets                129,356,064      126,728,876

   Property and Equipment, at cost:
        Land                                       13,113,531       13,026,030
        Buildings                                  74,698,927       74,530,963
        Equipment and fixtures                     52,798,094       54,654,300
        Property excess to current needs            2,054,040        2,054,040
              Total                               142,664,212      144,265,333
        Less accumulated depreciation              65,107,195       65,367,803
              Property and Equipment, net          77,557,017       78,897,530
   Assets Held for Resale                           1,290,775        1,290,775
   Prepaid Pension                                 12,353,003       12,223,004
   Other Assets                                       482,694          744,498
                                                 $221,039,553     $219,884,683
   Liabilities and Stockholders' Equity
   Current Liabilities:
        Notes payable - short term borrowings     $ 5,000,000     $  6,000,000
        Current maturity of long-term debt          3,227,880     $  3,227,880
        Book overdrafts                             8,055,028        6,337,972
        Accounts payable                           25,280,494       19,199,304
        Other accruals and liabilities              7,714,808       14,096,550
        Federal and state income taxes                845,600          487,650
              Total Current Liabilities            50,123,810       49,349,356

   Long-term Debt                                  45,035,613       45,038,833

   Deferred Income Taxes                            8,544,103        8,544,103

   Accrued Postretirement Benefits                    685,589          660,275

   Stockholders' Equity:
        Capital common stock, par value $10;
        authorized, 6,000,000 shares; issued,
        3,700,876 shares                           37,008,760       37,008,760
        Retained earnings                          79,857,552       79,516,091
              Total                               116,866,312      116,524,851
        Less restricted stock                         215,874          232,735
              Stockholders' Equity                116,650,438      116,292,116

                                                 $221,039,553     $219,884,683







   The accompanying notes are an integral part of the financial statements.

                              NOLAND COMPANY AND SUBSIDIARY

                       Unaudited Consolidated Statements of Income



                                              Three Months Ended
                                                  March 31,

                                           1997               1996


Merchandise sales                      $110,929,637        $106,239,797

 Cost of goods sold:

    Purchases and freight-in             90,494,378          88,911,163
    Inventory, beginning                 67,782,230          58,072,334
    Inventory, ending                   (69,630,325)        (61,373,232)

      Cost of goods sold                 88,646,283          85,610,265

 Gross profit on sales                   22,283,354          20,629,532

 Operating expenses                      21,982,956          20,609,129

 Operating profit                           300,398              20,403

 Other income:
    Cash discounts, net                   1,102,566           1,073,440
    Service charges                         296,128             384,550
    Miscellaneous                            77,555              50,563

           Total other income             1,476,249           1,508,553

 Interest expense                           754,416             684,787

 Income before income taxes               1,022,231             844,169

 Income taxes                               384,700             317,600

 Net income                              $  637,531          $  526,569

 Earnings per share (based on
     3,700,876 shares outstanding)       $      .17          $      .14

 Cash dividends per share                $      .08          $      .08















    The accompanying notes are an integral part of the financial statements.

                            NOLAND COMPANY AND SUBSIDIARY

               Unaudited Consolidated Statements of Retained Earnings



                                                        Three Months Ended
                                                             March 31,

                                                        1997          1996

     Retained earnings, January 1                 $79,516,091    $74,836,888

     Add net income                                   637,531        526,569

     Deduct cash dividends paid
     ($.08 per share)                                (296,071)      (296,071)

     Retained earnings, March 31                  $79,857,552    $75,067,386








































   The accompanying notes are an integral part of the financial statements.

                             NOLAND COMPANY AND SUBSIDIARY

                    Unaudited Consolidated Statements of Cash Flows

                                                              Three Months
                                                             Ended March 31


                                                           1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $   637,531  $   526,569
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization                          1,684,203    1,652,431
 Amortization of prepaid pension cost                    (129,999)      62,181
 Provision for doubtful accounts                          365,216      333,585
 Amortization of unearned compensation-restricted stock    16,862        9,708
 Change in operating assets and liabilities:
  Decrease in accounts receivable                         265,172      467,185
 (Increase) in inventory                               (1,848,095)  (3,300,897)
 (Increase) in prepaid expenses                          (109,422)    (145,961)
  Decrease in other assets                                245,304       57,029
  Increase (decrease) in bank overdrafts                1,717,056   (3,542,034)
  Increase in accounts payable                          6,081,190    4,675,090
 (Decrease) in other accruals and liabilities          (6,381,742)  (6,446,827)
  Increase in federal and state income taxes              357,950      648,504
  Increase in accrued post retirement benefits             25,314       61,029
Total adjustments                                       2,289,009   (5,468,977)
  Net cash provided (used) by operating activities      2,926,540   (4,942,408)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                 (1,369,228)  (2,652,531)
  Proceeds from sale of assets                          1,042,037       66,010
  Net cash used by investing activities                (  327,191)  (2,586,521)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term (payments) borrowings-net                 (1,000,000)      -
  Long-term debt (payments) borrowings-net             (    3,220)     (21,526)
 Dividends paid                                          (296,070)    (296,071)
  Net cash (used) by financing activities              (1,299,290)    (317,597)
CASH AND CASH EQUIVALENTS:
(Decrease) during first quarter                         1,300,059   (7,846,526)
Beginning of year                                       3,507,588   12,577,642
End of first quarter                                   $4,807,647  $ 4,731,116
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the first quarter for:
  Interest                                             $  773,094  $   710,264
  Income taxes                                         $   26,750  $      -












The accompanying notes are an integral part of the financial statements.

                   NOLAND COMPANY AND SUBSIDIARY

       Notes to Unaudited Consolidated Financial Statements


1. In the opinion of the Company, the accompanying unaudited consolidated statements of income contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations for the three months ended March 31, 1997 and 1996.

2. The Notes to Consolidated Financial Statements included in the Company's December 31, 1996, Annual Report on Form 10-K are an integral part of the interim unaudited financial statements and remain substantially unchanged. The Company takes a physical inventory annually on December 31 of each year. The Company uses estimated gross profit rates to determine cost of goods sold during interim periods.

3. Due to the seasonal nature of the construction industry supplied by the registrant, interim results of operations of each period are not necessarily indicative of earnings for the year.

4. Accounts Receivable as of March 31, 1997 and 1996 are net of allowance for doubtful accounts of $1,008,132, respectively.
     Quarterly bad debt charges, net of recoveries, were $295,330 for 1997 and $297,270 for 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
The Company maintains its short and long-term liquidity through: (1) cash flow from operations; (2) short-term borrowings; (3) bank lines of credit arrangements, when needed; and (4) additional long-term debt, when needed.

The Company's financial condition remains strong with working capital of $79.2 million and a current ratio of 2.6. Total debt at March 31, 1997 was $8.0 million more than at March 31, 1996 but $1,000,000 less than December 31,1996. Management believes the Company has adequate financial resources to meet the needs of foreseeable future.

Results of Operations
For the first-quarter of 1997 the Company had net income of $638,000, or 17 cents per share, compared to net income of $527,000 or 14 cents per share, for the first quarter of 1996.

Sales of $110.9 million for the first quarter of 1997 were up 4.4 percent compared to sales of $106.2 million for the first quarter of 1996. Most of the increase can be attributed to the nine new branches acquired in the second half of 1996. Same-store sales were up 1.2 percent. A major realignment of our sales organization, which went into effect on January 1, should begin having a positive impact on sales in the months ahead.

The Company's gross margin of profit increased over the year-earlier period, from 19.4 percent to 20.1 percent. The gross margin of profit increased for both delivered and counter sales and declined slightly for direct sales.

Operating expenses increased only $1.4 million, or 6.7 percent, compared to the first quarter of 1996. The increase can be attributed to the additional costs of operating the nine new branches.

Interest expense increased 10.2 percent from a year ago,largely due to higher average borrowings required to finance the inventories of the newer branches.

                      PART II. OTHER INFORMATION



Item 1.  None
Item 2.  None
Item 3.  None
Item 4.  None
Item 5.  None
Item 6.  None

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          NOLAND COMPANY




April 22, 1997                           Arthur P. Henderson, Jr.
                                         Arthur P. Henderson, Jr.
                                         Vice President-Finance