Form 10-Q/A
period 1997-03-31
NOLAND CO
filed 1997-05-14
CIK 72243

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

                             NOLAND COMPANY AND SUBSIDIARY

                    Unaudited Consolidated Statements of Cash Flows

                                                              Three Months
                                                             Ended March 31


                                                           1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $   637,531  $   526,569
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization                          1,684,203    1,652,431
 Amortization of prepaid pension cost                    (129,999)      62,181
 Provision for doubtful accounts                          365,216      333,585
 Amortization of unearned compensation-restricted stock    16,862        9,708
 Change in operating assets and liabilities:
  Decrease in accounts receivable                         265,172      467,185
 (Increase) in inventory                               (1,848,095)  (3,300,897)
 (Increase) in prepaid expenses                          (109,422)    (145,961)
  Decrease in other assets                                245,304       57,029
  Increase (decrease) in bank overdrafts                1,717,056   (3,542,034)
  Increase in accounts payable                          6,081,190    4,675,090
 (Decrease) in other accruals and liabilities          (6,381,742)  (6,446,827)
  Increase in federal and state income taxes              357,950      648,504
  Increase in accrued post retirement benefits             25,314       61,029
Total adjustments                                       2,289,009   (5,468,977)
  Net cash provided (used) by operating activities      2,926,540   (4,942,408)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                 (1,369,228)  (2,652,531)
  Proceeds from sale of assets                          1,042,037       66,010
  Net cash used by investing activities                (  327,191)  (2,586,521)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term (payments) borrowings-net                 (1,000,000)      -
  Long-term debt (payments) borrowings-net             (    3,220)     (21,526)
 Dividends paid                                          (296,070)    (296,071)
  Net cash (used) by financing activities              (1,299,290)    (317,597)
CASH AND CASH EQUIVALENTS:
Increase (decrease) during first quarter                1,300,059   (7,846,526)
Beginning of year                                       3,507,588   12,577,642
End of first quarter                                   $4,807,647  $ 4,731,116
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the first quarter for:
  Interest                                             $  773,094  $   710,264
  Income taxes                                         $   26,750  $      -












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

4. Accounts Receivable as of March 31, 1997 and December 31, 1996 are net of allowance for doubtful accounts of $1,008,132, respectively. Quarterly bad debt charges, net of recoveries, were $295,330 for 1997 and $297,270 for 1996.

5. Statement of Financial Accounting Standards No.128 "Earnings Per Share" is effective for financial statements issued for periods ending after December 15, 1997. Early application is not permitted. Adoption of SFAS No.128 will not be material to the financial condition or results of operation of the Company.

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