Form 10-Q
period 1997-06-30
NOLAND CO
filed 1997-07-28
CIK 72243

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended June 30, 1997        Commission file no. 2-27393




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


Outstanding capital common stock, $10.00 par value at July 16, 1997, 3,700,876 shares.












This report contains 11 pages.

                          NOLAND COMPANY AND SUBSIDIARY

                                      INDEX


                                                                    PAGE NO.

PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

           Consolidated Balance Sheets -

              June 30, 1997 (Unaudited) and Dec. 31, 1996 (Audited)....  3

           Unaudited Consolidated Statements of Income -

              Three Months and Six Months Ended June 30, 1997 and 1996.. 4

           Unaudited Consolidated Statements of Retained Earnings -

              Six Months Ended June 30, 1997 and 1996..................  5

           Unaudited Consolidated Statements of Cash Flows -

              Six Months Ended June 30, 1997 and 1996..................  6

           Notes to Unaudited Consolidated Financial Statements........  7

      Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..................   8

PART II.  OTHER INFORMATION

           Items 1, 2, 3, 4, 5, and 6.................................  10

SIGNATURE  ...........................................................  11

                              PART 1. FINANCIAL INFORMATION
                              NOLAND COMPANY AND SUBSIDIARY
                               Consolidated Balance Sheets

   Item 1. Financial Statements
                                                    June 30,       December 31,
                                                      1997            1996
                                                  (Unaudited)       (Audited)
   Assets
   Current Assets:
        Cash and cash equivalents                 $  5,390,370     $  3,507,588
        Accounts receivable, net                    51,919,814       52,866,928
        Inventory, net                              71,200,735       67,782,230
        Deferred income taxes                        2,182,606        2,182,606
        Prepaid expenses                               310,955          389,524
              Total Current Assets                 131,004,480      126,728,876

   Property and Equipment, at cost:
        Land                                        13,295,368       13,026,030
        Buildings                                   76,077,621       74,530,963
        Equipment and fixtures                      53,311,336       54,654,300
        Property excess to current needs             2,054,040        2,054,040
              Total                                144,738,365      144,265,333
        Less accumulated depreciation               65,860,123       65,367,803
              Property and Equipment, net           78,878,242       78,897,530

   Assets Held for Resale                            1,240,864        1,290,775
   Prepaid Pension                                  12,483,002       12,223,004
   Other Assets                                        571,227          744,498
                                                  $224,177,815     $219,884,683
   Liabilities and Stockholders' Equity
   Current Liabilities:
        Notes payable - short term borrowings $ 6,000,000 $ 6,000,000 Current maturity of long-term debt
        Book overdrafts                             13,845,440        6,337,972
        Accounts payable                            23,736,183       19,199,304
        Other accruals and liabilities               8,696,208       14,096,550
        Federal and state income taxes                 374,311          487,650
              Total Current Liabilities             54,547,022       49,349,356

   Long-term Debt                                   43,307,726       45,038,833

   Deferred Income Taxes                             8,544,103        8,544,103

   Accrued Postretirement Benefits                     752,395          660,275

   Stockholders' Equity:
        Capital common stock, par value $10;
        authorized, 6,000,000 shares; issued,
        3,700,876 shares                            37,008,760       37,008,760
        Retained earnings                           80,216,821       79,516,091
              Total                                117,225,581      116,524,851
        Less restricted stock                          199,012          232,735
              Stockholders' Equity                 117,026,569      116,292,116

                                                  $224,177,815     $219,884,683






   The accompanying notes are an integral part of the financial statements.

                              NOLAND COMPANY AND SUBSIDIARY

                       Unaudited Consolidated Statements of Income


                                   Three Months Ended         Six Months Ended
                                        June 30,                  June 30,

                                 1997         1996         1997         1996

Merchandise sales           $117,719,051 $124,574,466 $228,648,688 $230,814,263

 Cost of goods sold:
    Purchases and freight-in  96,497,246  102,313,216  186,991,624  191,224,379
    Inventory, beginning      69,630,325   61,373,232   67,782,230   58,072,334
    Inventory, ending        (71,200,735) (62,879,086) (71,200,735) (62,879,086)

      Cost of goods sold      94,926,836  100,807,362  183,573,119  186,417,627

 Gross profit on sales        22,792,215   23,767,104   45,075,569   44,396,636

 Operating expenses           22,587,672   21,299,435   44,570,628   41,908,564

 Operating profit                204,543    2,467,669      504,941    2,488,072

 Other income:
    Cash discounts, net        1,107,672    1,169,723    2,210,238    2,243,163
    Service charges              284,082      381,034      580,210      765,584
    Other gains
     and recoveries                 -           4,499         -           4,499

    Miscellaneous                270,609       90,898      348,164      141,461

           Total other income  1,662,363    1,646,154    3,138,612    3,154,707

 Interest expense                816,268      706,597    1,570,684    1,391,384

 Income before income taxes    1,050,638    3,407,226     2,072,869   4,251,395

 Income taxes:
   State                          57,700      187,300      114,000      233,700
   Federal                       337,600    1,094,800      666,000    1,366,000

     Total income taxes          395,300    1,282,100      780,000    1,599,700

 Net income                   $  655,338 $  2,125,126 $  1,292,869 $  2,651,695

 Earnings per share (based on
 3,700,876 shares outstanding)$     .18  $        .58 $        .35 $        .72

 Cash dividends per share     $     .08  $        .08 $        .16 $        .16










    The accompanying notes are an integral part of the financial statements.

                            NOLAND COMPANY AND SUBSIDIARY

               Unaudited Consolidated Statements of Retained Earnings



                                                   Six Months Ended
                                                        June 30,

                                                 1997             1996

     Retained earnings, January 1             $79,516,091     $74,836,888

     Add net income                             1,292,869       2,651,695

     Deduct cash dividends paid
     ($.16 per share)                            (592,139)       (592,140)

     Retained earnings, June 30               $80,216,821     $76,896,443










































   The accompanying notes are an integral part of the financial statements.

                             NOLAND COMPANY AND SUBSIDIARY

                    Unaudited Consolidated Statements of Cash Flows

                                                              Six Months
                                                             Ended June 30


                                                            1997        1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             $ 1,292,869  $ 2,651,696
Adjustments to reconcile net income to net cash
 provided (used) by operating activities:
 Depreciation and amortization                           3,370,644    3,336,925
 Amortization of prepaid pension cost                     (259,998)    (115,750)
 Provision for doubtful accounts                           734,529      664,250
 Amortization of unearned compensation-restricted stock     33,723       19,416
 Gain on sale of property                                     -          (4,499)
 Change in operating assets and liabilities:
 Decrease (increase) in accounts receivable                212,585   (4,575,160)
 (Increase) in inventory                                (3,418,505)  (4,806,751)
 Decrease (increase) in prepaid expenses                    78,569      (30,373)
 Decrease in assets held for resale                         49,911         -
 Decrease in other assets                                  136,459       57,521
 Increase (decrease) in bank overdrafts                  7,507,468     (565,138)
 Increase in accounts payable                            4,536,879    6,430,109
 (Decrease) in other accruals and liabilities           (5,400,342)  (4,433,379)
 (Decrease) increase in federal and state income taxes    (113,339)   1,057,927
 Increase in accrued post retirement benefits               92,120      134,576
Total adjustments                                        7,560,703   (2,830,326)
Net cash provided (used) by operating activities         8,853,572     (178,630)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                  (5,125,150)  (5,863,620)
  Proceeds from sale of assets                           1,810,606      477,763
  Net cash used by investing activities                 (3,314,544)  (5,385,857)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt repayments                            (10,724,107)    (173,053)
 Long-term debt borrowings                               7,660,000         -
 Dividends paid                                           (592,139)    (592,141)
  Net cash used by financing activities                 (3,656,246)    (765,194)
CASH AND CASH EQUIVALENTS:
Increase (decrease) during first six months              1,882,782   (6,329,681)
Beginning of year                                        3,507,588   12,577,642
End of first six months                                 $5,390,370   $6,247,961
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the first six months for:
  Interest                                              $1,567,730   $1,403,696
  Income taxes                                          $  893,339   $  541,773











The accompanying notes are an integral part of the financial statements.

                   NOLAND COMPANY AND SUBSIDIARY

       Notes to Unaudited Consolidated Financial Statements


1. In the opinion of the Company, the accompanying unaudited consolidated financial statements of Noland Company and Subsidiary contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of June 30, 1997, and its results of operations and cash flows for the three and six months ended June 30, 1997 and 1996. The balance sheet as of December 31, 1996, was derived from audited financial statements as of that date. The results of operations for the quarter ended June 30, 1997, are not necessarily indicative of the results to be expected for the full year.

2. The Notes to Consolidated Financial Statements included in the Company's December 31, 1996 Annual Report on Form 10-K are an integral part of the interim unaudited financial statements. The Company takes a physical inventory annually on December 31 of each year. The Company uses estimated gross profit rates to determine cost of goods sold during interim periods. In addition, the Company makes certain estimates to compute the LIFO reserve and such estimates at interim may not be consistent with year-end results. Year-end inventory adjustments to reflect actual inventory levels are made in the fourth quarter.

3. Due to the seasonal nature of the construction industry supplied by the registrant, interim results of operations of each period are not necessarily indicative of earnings for the year.

4. Accounts Receivable as of June 30, 1997 and December 31, 1996 are net of an allowance for doubtful accounts of $1,008,132. Second quarter bad debt charges, net of recoveries, were $346,752 for 1997 and $269,577 for 1996. Year-to-date bad debt charges, net of recoveries, were $642,082 for 1997 and $566,847 for 1996.

5. Statement of Financial Accounting Standards No. 128 "Earnings Per Share" is effective for periods ending after December 15, 1997. Early application is not permitted. Adoption of SFAS NO. 128 will not be material to the financial condition or results of operations of the Company. Statements of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" and No. 131 "Disclosures about Segments of an Enterprise and Related Information" are effective for periods beginning after December 15, 1997. Earlier application is permitted.
     Adoption of SFAS NO. 130 and 131 will not have a material effect on the financial condition or results of operations of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
The Company generally generates its cash needs through: (1) cash flow from operations; (2) short-term borrowings, (3) bank lines of credit arrangements, when needed; and (4) additional long-term debt, when needed.

For the first six months of 1997, the Company generated $8.9 million in cash from operations which was used primarily to purchase property and equipment, pay dividends and retire debt. The Company's financial condition remains strong with working capital of $76.5 million and a current ratio of 2.4. Management believes the Company has adequate financial resources to meet the needs of the foreseeable future.

Results of Operations
Second-quarter sales of $117.7 million were 5.5 percent less than the $124.6 million recorded in the second quarter of 1996. The unusually cool spring reduced demand for replacement air conditioning equipment leading to a 13 percent drop in air conditioning sales. In addition the full benefits of the nine new branches added through acquisition in the second half of 1996 have not yet been realized. Sales for the first six months of 1997 were $228.6 million compared to $230.8 million for the year-earlier period.

The gross margin of profit for the second quarter increased to 19.4 percent compared to the year-earlier period's 19.1 percent, but was offset by the sales decline, resulting in a decline in operating profit to $205,000 from $2.5 million a year-ago. Operating expenses for the quarter of $22.6 million were six percent higher than the $21.3 million for the year-earlier period. For the first six months, operating expenses were up 6.4 percent over the same period a year ago. The nine new branches contributed to the increase in operating expenses.

Interest expense for the quarter and year-to-date increased 15.5 percent and 12.9 percent, respectively. The increases are largely due to higher average daily borrowings required to finance the new operations' inventories.

With the arrival of hot summer weather, the Company should see a rebound in air conditioning sales in the third quarter. Meanwhile, the Company is focusing its energies on overcoming obstacles to sales growth in underperforming branches, including newer operations. The Company has every reason to believe it can improve on the second quarter's sales performance, but first-half performance makes it unlikely that sales and profit targets for the year will be achieved.

Included in this discussion are forward-looking management comments and other statements which reflect management's current outlook for the future. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the statements. Such risks and uncertainties include, but are not limited to , general business and economic conditions, climatic conditions, competitive pricing pressures, and product availability.

                    PART II. OTHER INFORMATION



Item 1.  None
Item 2.  None
Item 3.  None
Item 4.  None
Item 5.  None
Item 6.  None

                             SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          NOLAND COMPANY




July 22, 1997                            Arthur P. Henderson, Jr.
                                         Arthur P. Henderson, Jr.
                                         Vice President-Finance