Form 10-Q/A
period 1997-06-30
NOLAND CO
filed 1997-08-05
CIK 72243

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
                               Consolidated Balance Sheets

   Item 1. Financial Statements
                                                    June 30,       December 31,
                                                      1997            1996
                                                  (Unaudited)       (Audited)
   Assets
   Current Assets:
        Cash and cash equivalents                 $  5,390,370     $  3,507,588
        Accounts receivable, net                    51,919,814       52,866,928
        Inventory, net                              71,200,735       67,782,230
        Deferred income taxes                        2,182,606        2,182,606
        Prepaid expenses                               310,955          389,524
              Total Current Assets                 131,004,480      126,728,876

   Property and Equipment, at cost:
        Land                                        13,295,368       13,026,030
        Buildings                                   76,077,621       74,530,963
        Equipment and fixtures                      53,311,336       54,654,300
        Property excess to current needs             2,054,040        2,054,040
              Total                                144,738,365      144,265,333
        Less accumulated depreciation               65,860,123       65,367,803
              Property and Equipment, net           78,878,242       78,897,530

   Assets Held for Resale                            1,240,864        1,290,775
   Prepaid Pension                                  12,483,002       12,223,004
   Other Assets                                        571,227          744,498
                                                  $224,177,815     $219,884,683
   Liabilities and Stockholders' Equity
   Current Liabilities:
        Notes payable - short term borrowings     $  6,000,000     $  6,000,000
        Current maturity of long-term debt           1,894,880        3,227,880
        Book overdrafts                             13,845,440        6,337,972
        Accounts payable                            23,736,183       19,199,304
        Other accruals and liabilities               8,696,208       14,096,550
        Federal and state income taxes                 374,311          487,650
              Total Current Liabilities             54,547,022       49,349,356

   Long-term Debt                                   43,307,726       45,038,833

   Deferred Income Taxes                             8,544,103        8,544,103

   Accrued Postretirement Benefits                     752,395          660,275

   Stockholders' Equity:
        Capital common stock, par value $10;
        authorized, 6,000,000 shares; issued,
        3,700,876 shares                            37,008,760       37,008,760
        Retained earnings                           80,216,821       79,516,091
              Total                                117,225,581      116,524,851
        Less restricted stock                          199,012          232,735
              Stockholders' Equity                 117,026,569      116,292,116

                                                  $224,177,815     $219,884,683






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