Form 10-Q
period 1997-09-30
NOLAND CO
filed 1997-11-12
CIK 72243

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended September 30, 1997        Commission file no. 2-27393




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


Outstanding capital common stock, $10.00 par value at October 27, 1997 3,700,876 shares.












This report contains 11 pages.

                       NOLAND COMPANY AND SUBSIDIARY

                                   INDEX



                                                              PAGE NO.

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Consolidated Balance Sheets -

            September 30, 1997 (Unaudited) and Dec. 31, 1996 (Audited)........3

         Unaudited Consolidated Statements of Income -

            Three Months and Nine Months Ended September 30, 1997 and 1996....4

         Unaudited Consolidated Statements of Retained Earnings -

            Nine Months Ended September 30, 1997 and 1996.....................5

         Unaudited Consolidated Statements of Cash Flows -

            Nine Months Ended September 30, 1997 and 1996.....................6

         Notes to Unaudited Consolidated Financial Statements.................7

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations..........................8-9

PART II.  OTHER INFORMATION

         Items 1, 2, 3, 4, 5, and 6..........................................10

SIGNATURE....................................................................11

                         PART 1. FINANCIAL INFORMATION
                         NOLAND COMPANY AND SUBSIDIARY
                          Consolidated Balance Sheets

   Item 1. Financial Statements
                                                  September 30,    December 31,
                                                        1997          1996
                                                    (Unaudited)     (Audited)
   Assets
   Current Assets:
       Cash and cash equivalents                  $  5,588,745    $  3,507,588
       Accounts receivable, net                     51,876,891      52,866,928
       Inventory, net                               67,437,708      67,782,230
       Deferred income taxes                         2,182,606       2,182,606
       Prepaid expenses                                127,252         389,524
            Total Current Assets                   127,213,202     126,728,876

   Property and Equipment, at cost:
       Land                                         13,478,016      13,026,030
       Buildings                                    76,553,668      74,530,963
       Equipment and fixtures                       54,544,372      54,654,300
       Property excess to current needs              1,872,851       2,054,040
            Total                                  146,448,907     144,265,333
       Less accumulated depreciation                67,363,939      65,367,803
            Property and Equipment, net             79,084,968      78,897,530

   Assets Held for Resale                            1,240,863       1,290,775
   Prepaid Pension                                  12,613,001      12,223,004
   Other Assets                                        557,788         744,498
                                                  $220,709,822    $219,884,683
   Liabilities and Stockholders' Equity
   Current Liabilities:
       Notes payable, short-term borrowing        $  1,000,000    $  6,000,000
       Current maturity of long-term debt            1,894,880       3,227,880
       Book overdrafts                              11,662,931       6,337,972
       Accounts payable                             25,247,829      19,199,304
       Other accruals and liabilities               10,069,124      14,096,550
       Federal and state income taxes                  433,687         487,650
            Total Current Liabilities               50,308,451      49,349,356

   Long-term Debt                                   43,296,506      45,038,833

   Deferred Income Taxes                             8,544,103       8,544,103

   Accrued Postretirement Benefits                     832,818         660,275

   Stockholders' Equity:
       Capital common stock, par value $10;
       authorized, 6,000,000 shares; issued,
       3,700,876 shares                             37,008,760      37,008,760
       Retained earnings                            80,901,335      79,516,091
            Total                                  117,910,095     116,524,851
       Less unearned compensation-restricted stock     182,151         232,735
            Stockholders' Equity                   117,727,944     116,292,116

                                                  $220,709,822    $219,884,683






   The accompanying notes are an integral part of the financial statements.

                         NOLAND COMPANY AND SUBSIDIARY

                  Unaudited Consolidated Statements of Income


                                 Three Months Ended       Nine Months Ended
                                     September 30,          September 30,

                                 1997          1996        1997        1996

Merchandise sales          $122,014,132 $123,472,658  $350,662,820 $354,286,921

 Cost of goods sold:
    Purchases and freight-in 94,413,891    99,771,423  281,405,515  290,995,802
    Inventory, beginning     71,200,735    62,879,086   67,782,230   58,072,334
    Inventory, ending        67,437,708    62,703,491   67,437,708   62,703,491
      Cost of goods sold     98,176,918    99,947,018  281,750,037  286,364,645

 Gross profit on sales       23,837,214    23,525,640   68,912,783   67,922,276

 Operating expenses          22,778,587    21,283,600   67,349,215   63,192,164

 Operating profit             1,058,627     2,242,040    1,563,568    4,730,112

 Other income:
    Cash discounts, net         918,466     1,005,084    3,128,704    3,248,247
    Service charges             301,762       388,060      881,972    1,153,644
    Other gains (losses)
      and recoveries               -             (547)       -            3,952
    Miscellaneous                80,067        75,640      428,231      217,101

         Total other income   1,300,295     1,468,237    4,438,907    4,622,944

 Interest expense               786,637       680,660    2,357,321    2,072,044

 Income before income taxes   1,572,285     3,029,617    3,645,154    7,281,012

 Income taxes:
   State                         86,500       166,700      200,500      400,400
   Federal                      505,200       973,400    1,171,200    2,339,400

    Total income taxes          591,700     1,140,100    1,371,700    2,739,800

 Net income                 $   980,585   $ 1,889,517  $ 2,273,454   $4,541,212

 Earnings per share (based on
 3,700,876 shares outstanding) $    .26   $       .51  $       .61   $     1.23

 Cash dividends per share      $    .08   $       .08  $       .24   $      .24













    The accompanying notes are an integral part of the financial statements.

                        NOLAND COMPANY AND SUBSIDIARY

           Unaudited Consolidated Statements of Retained Earnings



                                               Nine Months Ended
                                                 September 30,

                                             1997             1996

    Retained earnings, January 1          $79,516,091   $74,836,888

    Add net income                          2,273,454     4,541,212

    Deduct cash dividends paid
    ($.24 per share)                         (888,210)     (888,210)

    Retained earnings, September 30       $80,901,335   $78,489,890









































   The accompanying notes are an integral part of the financial statements.

                         NOLAND COMPANY AND SUBSIDIARY

                Unaudited Consolidated Statements of Cash Flows


                                                               Nine Months
                                                           Ended September 30,


                                                            1997       1996
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                            $ 2,273,454 $ 4,541,212
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                         5,139,143   5,037,836
   Amortization of prepaid pension cost                   (389,997)   (173,625)
   Amortization of unearned compensation-restricted stock   50,585      33,678
   Provision for doubtful accounts                       1,110,284     996,314
   Gain on sale of property                                   -         (3,952)
   Change in operating assets and liabilities:
    (Increase) in accounts receivable                     (120,247) (5,380,659)
    Decrease (increase)in inventory                        344,522  (4,631,157)
    Decrease (Increase)in prepaid expenses                 262,272    (192,034)
    Decrease in assets held for resale                      49,912        -
    Decrease in other assets                               125,052     136,877
    Increase in book overdrafts                          5,324,931      53,994
    Increase in accounts payable                         6,048,553   3,975,008
    (Decrease) in other accruals and liabilities        (4,027,426) (3,687,614)
    (Decrease)increase in federal and state income taxes   (53,963)    483,530
    Increase in accrued postretirement benefits            172,543     203,049
    Total adjustments                                   14,036,164  (3,148,755)
    Net cash provided by operating activities           16,309,618   1,392,457

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                   (7,157,162) (9,045,401)
 Proceeds from sale of assets                            1,892,238     717,520
    Net cash used by investing activities               (5,264,924) (8,327,881)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Short-term (payments) borrowing net                    (5,000,000)  4,000,000
 Long-term debt repayments                             (10,735,327) (3,693,408)
 Long-term borrowing                                     7,660,000        -
 Dividends paid                                           (888,210)   (888,210)
 Purchase of restricted stock                                 -       (125,000)
    Net cash used by financing activities               (8,963,537)   (706,618)

CASH AND CASH EQUIVALENTS:
 Increase (Decrease) during first nine months            2,081,157  (7,642,042)
 Beginning of year                                       3,507,588  12,577,642
 End of first nine months                               $5,588,745  $4,935,600
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the first nine months for:
  Interest                                              $2,386,084  $2,351,211
  Income taxes                                          $1,425,663  $2,256,270







The accompanying notes are an integral part of the financial statements.

                         NOLAND COMPANY AND SUBSIDIARY

    Notes to Unaudited Consolidated Financial Statements


1. In the opinion of the Company, the accompanying unaudited consolidated financial statements of Noland Company and Subsidiary contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of September 30, 1997, and its results of operations and cash flows for the three and nine months ended September 30, 1997 and 1996. The balance sheet as of December 31, 1996, was derived from audited financial statements as of that date. The results of operations for the quarter ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year.

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

4. Accounts Receivable as of September 30, 1997 and December 31, 1996 are net of an allowance for doubtful accounts of $1,008,132. Third-quarter bad debt charges, net of recoveries, were $326,708 for 1997 and $257,488 for 1996.
    Year-to-date bad debt charges, net of recoveries, were $968,790 for 1997 and $824,335 for 1996.

5. Statement of Financial Accounting Standards No. 128 "Earnings Per Share" is effective for periods ending after December 15, 1997. Early application is not permitted. Adoption of SFAS No. 128 will not be material to the financial condition results of operations of the Company. Statements of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" and No. 131 "Disclosures About Segments of an Enterprise and Related Information" are effective for periods beginning after December 15, 1997. Earlier application is permitted. Adoption of SFAS No. 130 and 131 will not have a material effect on the financial condition or results of operations of the Company.

6. The Company entered into two joint venture aggreements with former air conditioning customers in Venezuela and Panama. Noland Company owns fifty percent interest in each joint venture and accounts for both entities under the equity method of accounting. As of September 30, 1997, the aggregate investment in and results of operations from both joint ventures are not material.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Liquidity and Capital Resources
The Company generates necessary cash through: (1) cash flow from operations; (2) short-term borrowing from bank lines of credit arrangements, when needed; and (3) additional long-term debt, when needed.

For the first nine months of 1997, the Company generated $16.3 million in cash from operations, compared to $1.4 million for the same period last year. Cash was used primarily to purchase property and equipment, retire short-term debt and pay dividends. Working capital at September 30, 1997 was $77.0 million and the current ratio was 2.53. Management believes the Company's liquidity, capital resources and working capital are sufficient to meet the needs of the foreseeable future.

Results of Operations
Third-quarter sales of $122 million were 1.2 percent less than the $123.5 million for the year-earlier period. Sales for the first nine months of 1997 were $350.7 million compared to $354.3 million for the year-earlier period. The new branches added in the second half of 1996 did not perform up to expectations, and mild weather conditions dampened demand for replacement air conditioning equipment in most parts of our 14-state territory.

For the quarter the gross margin of profit improved to 19.5 percent from 19.1 percent a year ago. This resulted in an increase in gross profit dollars despite the sales decline. For the first nine months the gross margin of profit was 19.7 percent compared to 19.2 percent a year ago.

Operating expenses for the quarter rose seven percent, in large part due to the newer branches. This led to an operating profit of $1,059,000, down sharply from the $2,242,000 recorded in the third quarter of 1996. Operating expenses for the first nine months were also up seven percent over the year earlier period.

Net income for the quarter was $980,585 or 26 cents per share compared to $1.9 million or 51 cents per share for the third quarter of 1996. For year-to-date, net income was $2.3 million or $.61 per share compared to $4.5 million or $1.23 per share for the year earlier period.

Steps are being taken on a number of fronts to energize our sales efforts. The impact will be gradual and we don't expect to see the benefits until sometime in 1998. At the same time we are continuing to focus on improving gross margins and internal operations.

Included in this discussion are forward-looking management comments and other statements which reflect management's current outlook for the future. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the statements. Such risks and uncertainties include, but are not limited to, general business and economic conditions, climatic conditions, competitive pricing pressures, and product availability.

                  PART II. OTHER INFORMATION



Item 1.  None
Item 2.  None
Item 3.  None
Item 4.  None
Item 5.  None
Item 6.  None

                          SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       NOLAND COMPANY




November 3, 1997                      Arthur P. Henderson, Jr.
                                      Arthur P. Henderson, Jr.
                                      Vice President-Finance