Form 10-K
period 1997-12-31
NOLAND CO
filed 1998-03-31
CIK 72243

FORM 10-K

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C. 20549

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997  Commission file no. 2-27393

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

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 12, 1998, was approximately $37,795,000.

3,700,876 shares of the Registrant's Common Stock were outstanding at the close of business on March 12, 1998.


     DOCUMENTS (or portions thereof) INCORPORATED BY REFERENCE


                                                 Part of
         Document                               Form 10-K

Portions of Annual Report to Stockholders for the    Parts II and IV
   year ended December 31, 1997

Portions of Noland Company Proxy Statement for       Parts III and IV
   April 30, 1998 Annual Meeting of Stockholders





This report contains 33 pages. The exhibit index is shown on page 11 of this 10-K.

PART I

Item 1 Business

(1) (a) A Virginia corporation founded in 1915, Noland Company is a distributor of Plumbing/Heating, Air Conditioning, Industrial and Electrical supplies, with branch facilities in fourteen states.

          While most of its sales are wholesale, the Company plays a modest retail role through product showrooms and other marketing efforts of certain items. It handles products of over 2,000 vendors and sells to thousands of customers, largely in the industrial and construction sectors of the Southern United States. There have been no significant changes in the Company's methods of operation during the last five years. However, the growing demand for computer-based, fully automated procurement systems for MRO (maintenance, repair and operating) products is attracting new business and widening the scope and possibilities for potential sales growth in this market. In 1997 the Company entered into two foreign corporate joint ventures with former air conditioning equipment customers in Venezuela and Panama. Noland Company owns a fifty percent interest in each joint venture.


     (b) The Company operates in only one industry segment, the distribution of mechanical equipment and supplies.
          Markets for these products include contractors, industrial plants, utilities and others.

     (c) During the last five years, the Company has continued to serve essentially the same markets described in Item 1 (1)
          (b). Current plans call for the continuation of this policy. The Company does not manufacture any products.

     (i) Total sales of each class of similar products for the last five years are as follows:

                      1997       1996        1995        1994        1993
                                        (In thousands)

Plumbing/Heating    $250,327   $241,235    $245,407    $241,273    $220,879
Air Conditioning     112,013    115,963     110,920      90,574      84,600
Industrial            55,077     62,451      64,741      62,279      54,099
Electrical            47,548     46,056      48,444      46,076      43,363
                    $464,965   $465,705    $469,512    $440,202    $402,941



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

   (vii) The dollar amount of the Company's backlog of orders believed to be firm was approximately $35,572,435 at December 31, 1997 and $37,437,444 at December 31, 1996.

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

     (x) Company-sponsored research and development activities expenditures in 1997, 1996 and 1995 were immaterial.

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

   (xii) As of December 31, 1997, the Company employed 1,606 persons.

     (d) From its founding in 1915, the Company has operated principally in the Southern United States. In 1995 and 1996 the Company opened several locations in Pennsylvania.

Item 2 Properties

 The main properties of the Company consist of 107 facilities, including warehouses, offices, showrooms, paved outside storage areas and covered pipe storage sheds. These are located in the following states: Alabama, Arkansas, Florida, Georgia, Kentucky, Maryland, Mississippi, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas, Virginia and West Virginia. Seventeen are held under leases and the remaining ninety are owned by the Company. The executive office of the Company is located at 80 29th Street, Newport News, Virginia 23607.

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

        None

Additional Item

              Executive Officers of the Registrant


                          Positions and Offices       Business Experience
Name                 Age  Held with Registrant      During the Past Five Years

Lloyd U. Noland, III 54   Chairman of the Board,    Chief Executive Officer of
                          President and Director.   the Registrant.
                          Officer since 1981


A. P. Henderson, Jr. 54   Vice President-Finance.   Chief Financial Officer of
                          Officer since 1983        the Registrant.

Charles A. Harvey    58   Vice President-Corporate  Responsible for the
                          Data. Officer since 1980  Registrant's Corporate Data
                                                    Division.

John E. Gullett      56   Vice President-Corporate  Responsible for the
                          Communications.           Registrant's Corporate
                          Officer since 1982        Communications Department.

James E. Sykes, Jr.  54   Treasurer/Secretary.      Responsible for Registrant's
                          Officer since 1982        treasury functions and
                                                    secretarial duties.


All executive officers were elected for a term of one year beginning May 1, 1997 and/or until their successors are elected and qualified. None of the executive officers are related by blood, marriage or adoption. Service has been continuous since the date elected to their present positions. There are no arrangements or understandings between any officer and any other person pursuant to which he was elected an officer.



                                  PART II


Item 5 Market for the Registrant's Common Equity and Related Stockholder Matters

       The information set forth on the inside back cover of the Annual Report to Stockholders contains information concerning the market price of Noland Company's common stock for the past two years, the number of holders thereof and the dividend record with respect thereto for the past two years. This information is incorporated herein by reference.

Item 6 Selected Financial Data

       The information set forth under the caption "Ten-Year Review of Selected Financial Data" relating to sales, net income, total assets, long-term debt, net income per share and dividends per share for the years 1993 through 1997 is incorporated herein by reference from pages 20 and 21 of the enclosed Noland Company Annual Report to Stockholders for the year ended December 31, 1997.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

       The information set forth under the above caption is incorporated herein by reference from pages 10 and 11 of the enclosed Noland Company Annual Report to Stockholders for the year ended December 31, 1997.



Item 8 Financial Statements and Supplementary Data

       The following consolidated financial statements of Noland Company, included in the Annual Report to Stockholders for the year ended December 31, 1997, are incorporated herein by reference:

                                                                    Annual
                                                                  Report to
                                                                Stockholders
                                                                   (page)

       Report of Independent Accountants                                 12

       Consolidated Statement of Income and Retained Earnings--
         Years ended December 31, 1997, 1996 and 1995                    13

       Consolidated Balance Sheet--December 31, 1997, 1996 and 1995      14

       Consolidated Statement of Cash Flows --
          Years ended December 31, 1997, 1996 and 1995                   15

       Notes to Consolidated Financial Statements                        16-19



Item 9 Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure

       None


                                PART III


Item 10 Directors and Executive Officers of the Registrant

        Data relating to Directors is incorporated herein by reference from pages 2 and 3 of the 1998 Noland Company Proxy Statement for the April 30, 1998 Annual Meeting of Stockholders.

        Data relating to Executive Officers is included in Part I of this report.


Item 11 Executive Compensation

        The information set forth under the caption "Compensation of Executive Officers" on page 4 of the 1998 Noland Company Proxy Statement for the April 30, 1998, Annual Meeting of Stockholders is incorporated herein by reference.

Item 12 Security Ownership of Certain Beneficial Owners and Management

        The information set forth under the captions "Voting Securities and Principal Holders Thereof" and "Nominees for Director" on pages 1, 2 and 3 of the 1998 Noland Company Proxy Statement for the April 30, 1998, Annual Meeting of Stockholders is incorporated herein by reference.


Item 13 Certain Relationships and Related Transactions

        (a) The Company has a ten-year agreement to lease an existing office building for its corporate headquarters. The building is owned by Basic Construction Company. Basic Construction owns 893,967 shares of Noland Company stock. The majority of Basic Construction Company stock is owned by The L.U. Noland 1982 Trust whose trustees are Mr. Lloyd U. Noland, Jr.'s wife, Jane K. Noland, and his three children: Lloyd U. Noland III, Susan C. Noland and Anne N. Edwards. Under the terms of the lease, the Company will pay an annual rental fee of approximately $260,000 per year. The Company will bear the direct costs of utilities and real estate taxes. The terms of the lease were based on an evaluation by an independent real estate firm.

        (b)   Not applicable.

        (c)   Not applicable.

        (d)   Not applicable.

                                 PART IV

Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K

        (a)   1.  Consolidated Financial Statements
                  included in PART II, Item 8 of this report:

                  Report of Independent Accountants

                  Consolidated Statement of Income and Retained
                  Earnings--Years Ended December 31, 1997, 1996
                  and 1995

                  Consolidated Balance Sheet--December 31,
                  1997, 1996 and 1995

                  Consolidated Statement of Cash Flows
                  --Years ended December 31,
                  1997, 1996 and 1995

                Notes to Consolidated Financial Statements

  With the exception of the aforementioned information incorporated by reference and the information in the 1997 Annual Report to Stockholders on the inside back cover and pages 10, 11, 20 and 21 incorporated in response to Items 5, 6 and 7 in this Form 10-K Annual Report, the 1997 Annual Report to Stockholders is not to be deemed "filed" as part of this report. The individual financial statements of the registrant have not been filed because consolidated financial statements are filed. The registrant is an operating company and the subsidiary is wholly owned.


             2.  Financial Statement Schedules

                 Included in PART IV of this report:

                 For the three years ended December 31, 1997


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


       (b)   Reports on Form 8-K

             A Form 8-K was filed on December 24, 1997 to report amendments to the Bylaws.

       (c) The Index of Exhibits and any required Exhibits are included beginning at page 11 of this report.

       (d)   Not applicable.

                              Item 14(a)(2)

                      Financial Statement Schedules


                                   FORM 10-K

                                  SCHEDULE II

                         Noland Company and Subsidiary

                       Valuation and Qualifying Accounts




Column A                Column B               Column C               Column D     Column E
                                               Additions
                        Balance          Charged to    Charged to                   Balance
                        Beginning        Costs and        Other                     at End
Description             of Year          Expenses      Accounts      Deductions(2)  of Year
Valuation accounts
deducted from assets
to which they apply--
doubtful accounts
receivable


December 31, 1997        $1,008,132     $  745,062(1)   $    -      $  745,062     $1,008,132

December 31, 1996        $1,008,132     $  855,577(1)   $    -      $  855,577     $1,008,132

December 31, 1995        $  968,427     $  739,929(1)   $    -      $  700,224     $1,008,132






















[FN]
(1) Net of recoveries on bad debts of $855,090 for 1997, $657,609 for 1996 and $896,772 for 1995.

(2)  Represents charges for which reserve was previously provided.

                               Signatures


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  NOLAND COMPANY


March 21, 1998                By  Lloyd U. Noland, III
                                  Chairman of the Board
                                     and President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                               Chairman of the Board,
Lloyd U. Noland, III           President and Director            March 21, 1998
Lloyd U. Noland, III

                               Vice President-Finance,
                               Chief Financial Officer
Arthur P. Henderson, Jr.       and Director                      March 21, 1998
Arthur P. Henderson, Jr.


James E. Sykes, Jr.            Treasurer/Secretary               March 21, 1998
James E. Sykes, Jr.



Allen C. Goolsby, III          Director                          March 21, 1998
Allen C. Goolsby, III

                          COOPERS & LYBRAND L.L.P.

                      REPORT OF INDEPENDENT ACCOUNTANTS

                ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULES




    Our report on the consolidated financial statements of Noland Company and Subsidiary has been incorporated by reference in this Form 10-K from page 12 of the 1997 Annual Report to Stockholders of Noland Company. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14 (a) 2 on page 8 of this Form 10-K.

    In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




                                                 COOPERS & LYBRAND L.L.P.


Virginia Beach, Virginia
February 23, 1998

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

                     This page intentionally left blank.

                                 EXHIBIT 13
                                   INDEX



                                                         Page


Management's Discussion                                 14-15

Report of Independent Accountants                       16

Quarterly Financial Data                                17

Consolidated Statement of Income                        18

Consolidated Balance Sheet                              19

Consolidated Statement of Cash Flows                    20

Notes to Consolidated Financial Statements              21-28

Ten Year Review                                         29-30

Inside Back Cover                                       31-32

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


  The following discussion focuses on the consolidated results of operations, financial condition and cash flows of Noland Company. This section should be read in conjunction with the consolidated financial statements and notes.

Results of Operations

  Sales for 1997 of $465.0 million were slightly below the $465.7 million for 1996 for a decline of less than half of one percent. The decline in sales stemmed from weaker sales in many of the Company's older operations. The plumbing and electrical departments turned in higher sales compared to a year ago. The air conditioning and industrial departments posted declines in sales in 1997. Sales for 1996 were one percent less than 1995's sales of $469.5 million.

  Gross profit margins improved to 20.2 percent in 1997, up from 19.5 percent for 1996 and 19.0 percent for 1995. The higher gross profit margin helped boost gross profit to $93.8 million for an increase of 3.3 percent over 1996. 1997's gross profit margin benefitted from the year-end LIFO adjustment which decreased cost of goods sold by $1,040,000 through a combination of low inflation and liquidation of certain inventory layers carried at lower costs as compared with the cost of 1997 purchases. The 1996 LIFO inventory adjustment decreased cost of goods sold by $207,000, while the 1995 adjustment increased cost of goods sold by $2.1 million.

  Operating expenses increased 3.9 percent over 1996, due primarily to the additional costs of operating nine new branches opened in late-1996 and changes in sales compensation plans. In 1996, operating expenses were 1.2 percent greater than 1995. Operating expenses, as a percent of sales, were
 18.9 percent in 1997, 18.1 percent in 1996 and 17.8 percent 1995. 1997 and 1996 operating expenses were reduced $651,000 and $232,000, respectively for pension income compared to a $249,000 increase in operating expense in 1995.

  Interest expense increased 8.9 percent to $3.1 million in 1997 from $2.8 million. The increase is due to higher average borrowings related to the cost of operating the newer branches and to higher average inventories. 1996 interest expense was 12.7 percent less than 1995.

  1997 operations generated net income of $5.5 million compared to $5.9 million for 1996 and $4.9 million for 1995.

Liquidity and Capital Resources

  The Company maintains its short and long-term liquidity through: (1) cash flow from operations; (2) short-term financings; (3) bank line of credit arrangements, when needed; and (4) additional long-term debt, when needed.

  In 1997, the primary source of liquidity was cash flow from operating activities. Net cash provided by operating activities was $17.4 million in 1997 compared to $7.9 million in 1996 and $17.4 million in 1995. Significant uses of cash include capital expenditures of $9.3 million and the retirement of short and long term debt totaling $5.8 million.

  The Company's financial position remains strong with working capital of $75.8 million and a current ratio of 2.6 to 1. Management believes the Company's liquidity, working capital and capital resources are sufficient to meet the working capital and capital expenditure needs of the foreseeable future.

Outlook

  The Company has launched several new initiatives in recent months to help boost sales, including a new sales compensation plan, a new sales growth strategy, and a new inventory management strategy. Further, management anticipates significant sales growth from its newer branches and from several integrated supply contracts initiated in 1996.

  In addition, the Company is making steady progress in improving the operational side of the business. Implementation of the basic platform for its branch computer system was completed in late 1997, allowing the branches to accelerate the use of technology to gain efficiencies and improve customer service. The Company has also initiated a centralized credit administration strategy.

  Included in this discussion and in the Letter to the Shareholders are forward-looking statements that reflect management's current outlook for the future. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the statements. Such risks and uncertainties include, but are not limited to, general business conditions, climatic conditions, competitive pricing pressures, product availability, and successful implementation of the Company's new sales and inventory management initiatives.

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

Year 2000

  The Company has completed an inventory and assessment of all operating systems and active application programs. A strategic action plan with a timetable has been developed to address all Year 2000 compliance issues. Year 2000 remediation will be accomplished with in-house resources and is expected to be completed by August of 1999. The Year 2000 issue and the cost of remediation is not material to the Company's business, operations, or financial condition.

REPORT OF INDEPENDENT ACCOUNTANTS
                                 Coopers & Lybrand L.L.P.
                                 a professional services firm

COOPERS
& LYBRAND

To the Board of Directors and Stockholders of Noland Company:

  We have audited the accompanying consolidated balance sheets of Noland Company and Subsidiary as of December 31, 1997, 1996 and 1995, and the related consolidated statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Noland Company and Subsidiary as of December 31, 1997, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



Virginia Beach, Virginia   Coopers & Lybrand L.L.P.
February 23, 1998

 Selected Quarterly Financial Data (unaudited)

 (In thousands, except per share amounts)
                     First Quarter       Second Quarter      Third Quarter        Fourth Quarter                  Year
                     1997     1996       1997     1996       1997     1996        1997      1996             1997      1996
 Sales             $110,930  $106,240  $117,719  $124,574  $122,014  $123,473   $114,302   $111,418       $464,965  $465,705
 Gross Profit      $ 22,283  $ 20,630  $ 22,792  $ 23,767  $ 23,837  $ 23,526   $ 24,841   $ 22,866       $ 93,753  $ 90,789
 Net Income        $    638  $    527  $    655  $  2,125  $    981  $  1,890   $  3,269(A)$  1,321(A)    $  5,543  $  5,863
 Basic Earnings    $    .17  $    .14  $    .18  $    .58  $    .26  $    .51   $    .89(A)$    .35(A)    $   1.50  $   1.58
     Per Share

(A)  The Company uses estimated gross profit rates to determine cost of goods sold duringinterim periods.  Year-end inventory adjustments to reflect actual inventory levels are made in the fourth quarter.  These previously undeterminable adjustments had the effect of increasing net income for the fourth quarter of 1997 and 1996 by approximately$1,278,000 ($.35 per share) and $566,000 ($.15 per share), respectively.  Other year-end adjustments related to estimated accruals increased fourth quarter 1997 net income $977,000 ($.27 per share).

CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
Noland Company and Subsidiary


For the years ended December 31, 1997, 1996, and 1995
(In thousands, except per share amounts)               1997         1996         1995
Sales                                                $464,965     $465,705     $469,512
Cost of Goods Sold:
   Purchases and freight in                           369,900      384,626      374,039
   Inventory, January 1                                67,782       58,072       64,458
   Inventory, December 31                             (66,470)     (67,782)     (58,072)
      Cost of Goods Sold                              371,212      374,916      380,425
Gross Profit on Sales                                  93,753       90,789       89,087
Operating Expenses                                     87,659       84,383       83,389
Operating Profit                                        6,094        6,406        5,698
Other Income:
   Cash discounts, net                                  4,096        4,196        3,849
   Service charges                                      1,195        1,512        1,469
   Miscellaneous                                          577          371          460
       Total Other Income                               5,868        6,079        5,778
Interest Expense                                        3,078        2,828        3,239
Income Before Income Taxes                              8,884        9,657        8,237
Income Taxes                                            3,341        3,794        3,290
Net Income                                            $ 5,543      $ 5,863       $4,947
Retained Earnings, January 1                           79,516       74,837       70,926
Cash Dividends Paid ($.32 per share in 1997 and 1996
   and $.28 per share in 1995)                         (1,184)      (1,184)      (1,036)
Retained Earnings, December 31                        $83,875     $ 79,516      $74,837
Basic Earnings Per Share                              $  1.50     $   1.58      $  1.34





















[FN]
The accompanying notes are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET
Noland Company and Subsidiary


December 31, 1997, 1996, and 1995
(In thousands)                                                 1997        1996    1995
Assets
Current Assets:
 Cash and cash equivalents                                 $   5,674   $  3,508   $ 12,578
 Accounts receivable(net of allowance for doubtful accounts)  49,984     52,867     50,504
 Inventory (net of reduction to LIFO)                         66,470      67,782    58,072
 Deferred income taxes                                         1,706       2,183     1,902
 Prepaid expenses                                                185         389       276
      Total Current Assets                                   124,019     126,729   123,332
Property and Equipment, at cost:
 Land                                                         13,384      13,026    13,288
 Buildings                                                    76,945      74,531    70,622
 Equipment and fixtures                                       55,714      54,654    51,519
 Property in excess of current needs                           1,873       2,054     2,054
    Total                                                    147,916     144,265   137,483
 Less accumulated depreciation                                68,491      65,368    61,819
    Total Property and Equipment, net                         79,425      78,897    75,664
Assets Held for Resale                                         1,241       1,291     1,291
Prepaid Pension                                               12,874      12,223    11,991
Other Assets                                                     889         745     1,242
                                                           $ 218,448    $219,885  $213,520
Liabilities and Stockholders' Equity
Current Liabilities:
 Notes payable, short-term borrowings                      $   5,750    $  6,000  $    -
 Current maturity of long-term debt                            2,896       3,228     3,721
 Book overdrafts                                               5,348       6,338    11,968
 Accounts payable                                             21,030      19,199    21,350
 Other accruals and liabilities                               12,277      14,097    14,236
 Federal and state income taxes                                  873         488       168
    Total Current Liabilities                                 48,174      49,350    51,443
Long-term Debt                                                39,784      45,039    41,611
Deferred Income Taxes                                          8,807       8,544     8,352
Accrued Postretirement Benefits                                  916         660       426
Stockholders' Equity:
  Capital common stock, par value, $10;
    authorized, 6,000,000 shares; issued, 3,700,876 shares    37,009      37,009    37,009
 Retained earnings                                            83,875      79,516    74,837
 Total                                                       120,884     116,525   111,846
Less unearned compensation, restricted stock                     117         233       158
    Stockholders' Equity                                     120,767     116,292   111,688
                                                           $ 218,448    $219,885  $213,520













[FN]
The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
Noland Company and Subsidiary

For the years ended December 31, 1997, 1996, and 1995
(In thousands)                                                1997       1996      1995
Cash Flows From Operating Activities:
Net Income                                                 $  5,543  $  5,863  $  4,947
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                              6,305     6,686     6,939
   Deferred income taxes                                        740       (89)     (187)
   Provision for doubtful accounts                            1,710     1,513     1,637
   Gain on sale of property                                     (53)       (4)      -
   Change in operating assets and liabilities:
     Decrease in accounts receivable                          1,173     1,320       317
     Decrease (increase) in inventory                         1,312    (6,051)    6,386
     Decrease (increase) in prepaid expenses                    204      (113)      (45)
     Decrease in assets held for resale                          50       -          65
     (Increase) decrease in other assets                       (230)      532       163
     Increase (decrease) in accounts payable                  1,831    (2,151)   (2,393)
     (Decrease) increase in other accruals and liabilities   (1,820)     (139)      906
     Increase (decrease) in federal and state income taxes      385       320    (1,545)
     Increase in postretirement benefits                        256       234       222
Total adjustments                                            11,863     2,058    12,465
     Net cash provided by operating activities               17,406     7,921    17,412
Cash Flows From Investing Activities:
   Capital expenditures                                      (9,339)  (10,890)   (9,735)
   Proceeds from sale of assets                               2,017       858       461
   Purchase of note receivable                                  -     (13,091)      -
   Collections on note receivable                               -       4,136       -
      Net cash used by investing activities                  (7,322)  (18,987)   (9,274)
Cash Flows From Financing Activities:
   (Decrease) increase in book overdrafts                      (990)   (5,630)    3,506
   Short-term borrowings                                    169,300   112,500   156,175
   Short-term payments                                     (169,550) (106,500) (170,275)
   Long-term borrowings                                      12,660     7,500    10,954
   Long-term repayments                                     (18,247)   (4,565)   (4,652)
   Dividends paid                                            (1,184)   (1,184)   (1,036)
   Sale (purchase) of restricted stock                           93      (125)     (123)
      Net cash (used) provided by financing activities       (7,918)    1,996    (5,451)
Cash and Cash Equivalents:
Increase (decrease) during year                               2,166    (9,070)    2,687
Beginning of year                                             3,508    12,578     9,891
End of year                                                $  5,674  $  3,508   $12,578
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
   Interest                                                $  3,104  $  3,059   $ 2,997
   Income taxes                                            $  2,222  $  3,973   $ 5,022















[FN]
The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Noland Company and Subsidiary

1.   Principal Business of the Company
     Noland Company is a wholesale distributor of mechanical equipment and supplies. These products are categorized under plumbing/heating, air conditioning, industrial and electrical.

     Markets for these products include contractors, industrial plants, utilities and others.

2.   Summary of Significant Accounting Policies
a.   Principles of Consolidation
     The consolidated financial statements include the accounts of Noland Company and its wholly owned subsidiary. All material intercompany transactions have been eliminated.

     The Company entered into two joint venture agreements with former air conditioning customers in Venezuela and Panama. Noland Company owns fifty percent interest in each joint venture and accounts for both entities under the equity method of accounting. The aggregate investment in and results of operations from both joint ventures are not material.

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

d.   Property and Equipment
     Property and equipment are valued at cost less accumulated depreciation. Depreciation is computed by the straight-line method based on estimated useful lives of 20 to 40 years for buildings and 3 to 10 years for equipment and fixtures.

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


i.   Extra Compensation
     All employees with at least one year of service participate in one or more of the Company's extra compensation plans which are based on earnings before income taxes and certain adjustments. The cost of these plans was $1,604,000 in 1997, $1,897,000 in 1996 and $1,969,000 in 1995.

j.   Unearned Compensation - Restricted Stock Plan
     The Company provides a restricted stock plan for senior executives of the Company. Under the Plan, 50,000 shares in the aggregate, limited to 10,000 shares per year, may be granted as restricted stock. Participants may not dispose or otherwise transfer stock granted for three years from date of grant. Restrictions lapse at the rate of 20 percent of the stock per year beginning at the end of the third year. Upon issuance of stock under the plan, unearned compensation equivalent to the market value at the date of grant is charged to stockholders' equity and subsequently amortized over seven years. There were no awards in 1997. The number of shares granted in 1996 and 1995 was 6,000 in each year. The fair value of the awards in 1996 and 1995 was $125,000 and $123,000. These amounts were reflected as unearned compensation - restricted stock. The amount amortized to compensation expense in 1997, 1996 and 1995 was $67,000, $50,000 and $35,000, respectively. In addition, 2,000 shares granted in 1996 and 1995, respectively were cancelled in 1997 resulting in additional expense of $48,000.

k.   Professional Standards
     Statements of Financial Accounting Standards No. 128 "Earnings Per Share" is effective for periods ending after December 15, 1997. SFAS No. 128 was adopted for the fourth quarter of 1997 with no material effect on the financial condition or result of operations of the Company. Statements of

     Financial Accounting Standards No. 130 "Reporting Comprehensive Income" and No. 131 "Disclosures About Segments of an Enterprise and Related Information" are effective for periods beginning after December 15, 1997. Earlier application is permitted. Adoption of SFAS No. 130 and 131 are not expected to have a material effect on the financial condition or results of operations of the Company.

3.   Accounts Receivable
     Accounts receivable are net of an allowance for doubtful accounts of $1,008,000 for 1997, 1996 and 1995. Bad debt charges, net of recoveries, were $855,000 for 1997, $856,000 for 1996 and $739,000 for 1995.
4.   Inventory
     Comparative year-end inventories are as follows:

(In thousands)                1997         1996        1995
Inventory, at approximate
   replacement cost          $98,965     $101,318     $91,814
Reduction to LIFO             32,495       33,536      33,742
LIFO inventory               $66,470      $67,782     $58,072

     Liquidation of certain inventory layers carried at the lower costs which prevailed in prior years as compared with the costs of 1997 purchases had the effect of increasing 1997 net income $393,000 ($.11 per share).

5.   Notes Payable
a.   Short-term Borrowings:
     Amounts payable to banks at December 31, 1997 and 1996 were $5,750,000 and $6,000,000, respectively. There were no short-term borrowings at December 31, 1995. The average interest rate, which is based on existing Federal Funds rates, at December 31, 1997 and 1996 was 7.1 percent. The carrying amount of these short-term borrowings approximates fair value because of the short maturity of the borrowings.

     The Company had unused lines of credit totaling $17.0 million at December 31, 1997.

b.   Long-term Debt:

(In thousands)                             1997       1996       1995
Promissory note, 9.60% interest payable
quarterly, $1,850,000 due annually June
1998 through 2000 with balance due June
2001.  (1)                               $ 7,500    $ 9,350    $11,200
Promissory note, 6.6% interest
plus $83,333 principal payable
monthly 1998 through 2002. (1)             5,000        -          -
Promissory note, variable interest
payable weekly (6.57% at December
31, 1997), fully revolving basis
through June 1, 1999. (1)                 10,000     10,000     10,000

Promissory note, variable interest
payable monthly (6.49% at December
31, 1997), principal due August
1999. (2)                                  7,500     15,000      7,500
Industrial revenue financings, variable
interest payable quarterly (4.25% at
December 31, 1997) with varying
maturities from 1998 to 2004. (1)(3)      12,050     13,415     15,200
Other                                        630        502      1,432
                                          42,680     48,267     45,332
Less current maturities                    2,896      3,228      3,721
                                         $39,784    $45,039    $41,611

(1) Subject to agreements that require the Company to maintain not less than $55,000,000 in working capital and not less than a 1.75-to-1 year-end current ratio. Cash dividends cannot exceed 50 percent of earnings, excluding net gains on disposition of capital assets, reckoned accumulatively from January 1, 1986. Earnings retained since that date not restricted under this provision amount to $12,632,000.
(2) The Company has an unsecured term revolver loan with a committed amount of $15,000,000. The Company may pay down and reborrow within the committed amount without penalty except for a non-usage fee if the average usage for a 90 day period is less than 50 percent.

(3) Industrial Development Revenue Refunding Bonds are callable at the option of the bondholders upon giving seven days notice to the Trustee. The carrying value of these bonds is a reasonable estimate of fair value as interest rates are based on prevailing market rates. To ensure payment of the long-term refunding bonds the Company has caused to be delivered to the Trustee an irrevocable, direct pay letter of credit in favor of the Trustee in the amount of $12,486,000. The contract amount of the letter of credit is a reasonable estimate of its fair value as the rate is fixed over the life of the commitment. No material loss is anticipated due to nonperformance by the counterparties to those agreements.

     The fair value of the remaining $30.6 million of long-term debt is estimated based on the borrowing rates currently available to the Company for loans with similar terms and average maturities. The fair value of this long-term debt is $30.9 million for 1997.


     Annual maturities of long-term debt for the five years subsequent to December 31, 1997, are as follows: 1998, $2,896,000; 1999, $12,372,000;
     2000, $4,398,000; 2001, $4,427,000; 2002, $1,013,000.

6.   Postretirement Health Care and Life Insurance Benefits
     The components of the provision for net periodic postretirement benefit costs are:

(In thousands)                      1997      1996        1995
Service cost - benefits earned
     during the period           $    47   $    58     $    45

Interest cost on accumulated postretirement
     benefit obligation              318       300         316
Net amortization and deferral        203       210         203
Net postretirement benefit cost  $   568   $   568     $   564

  The following table sets forth the plan's combined postretirement benefit liability as of
December 31, 1997, 1996, and 1995:
(In thousands)                      1997      1996        1995
Accumulated postretirement benefit obligation:
  Retirees                       $(3,182)  $(2,690)    $(2,938)
  Fully eligible active
     employees                      (618)     (650)       (644)
  Other active plan
      participants                  (854)     (924)       (880)
                                  (4,654)   (4,264)     (4,462)
Unrecognized transition
     obligation                    3,051     3,254       3,457

Unrecognized net loss                687       350         579
Postretirement liability recognized in the
     balance sheet               $  (916)  $  (660)    $  (426)
     The discount rate used to calculate the APBO was 7.0 percent for 1997, 7.5 percent for 1996 and 7.0 percent for 1995. There are no plan assets.

7.   Retirement Plan
     The components of the provision for net periodic pension cost are:

(In thousands)                      1997       1996       1995

Service cost - benefits earned
   during the period             $   976    $   998    $   726
Interest cost on projected
   benefit obligation              2,647      2,402      2,278
Actual return on assets          (13,979)    (7,955)   (11,936)
Net amortization and deferral      9,705      4,323      9,181
Net pension cost                 $  (651)   $  (232)   $   249

     Assumptions used in the accounting were:

                                    1997       1996       1995
Discount rate                        7.0%       7.5%       7.0%
Rate of increase in future
     compensation levels             4.0%       4.0%       4.0%
Long-term rate of return            8.25%      8.25%       8.0%

     The following table sets forth the plan's funded status and the related amounts recognized in the Company's balance sheet at December 31, 1997, 1996, and 1995.

(In thousands)                          1997       1996       1995

Actuarial present value of
  projected benefit obligation,
  based on employment service
  to date and current salary levels:
  Vested benefits                   $(35,953)  $(31,041)  $(30,966)
  Nonvested benefits                    (371)      (250)      (259)
Accumulated benefit obligation       (36,324)   (31,291)   (31,225)
Additional amounts related
  to projected salary increases       (3,444)    (3,175)    (2,431)
Projected benefit obligation         (39,768)   (34,466)   (33,656)
Plan assets at fair value;
  primarily U.S. Government and
  corporate bonds and equity
  securities                          66,364     55,120     49,531
Plan assets in excess of
  projected benefit obligation        26,596     20,654     15,875
Unrecognized net gain
  from past experience different
  from that assumed                  (13,722)    (8,431)    (3,884)
Prepaid pension                      $12,874    $12,223    $11,991
8.   Income Taxes
     The components of income tax expense are as follows:
(In thousands)                          1997       1996       1995
Federal:
      Current                        $ 2,612    $ 3,289    $ 2,936
      Deferred                           285        (76)      (159)
State:
      Current                            369        594        541
      Deferred                            75        (13)       (28)
      Total                          $ 3,341    $ 3,794    $ 3,290


     The components of the net deferred tax liability are:

(In thousands)                           1997        1996        1995
Current deferred (assets)
  Accounts receivable                 $    -      $  (379)    $  (379)
  Inventory                            (1,100)     (1,196)       (960)
  Accrued vacation                       (606)       (608)       (563)
    Total net current deferred (asset) (1,706) (2,183) (1,902) Noncurrent deferred (assets) liabilities
  Property and equipment                4,639       4,694       4,687
  Pension asset                         4,845       4,600       4,512
  Postretirement
   benefit liability                     (345)       (252)       (160)

  Other                                  (332)       (498)       (687)
    Total net noncurrent deferred
     liability                          8,807       8,544       8,352
  Net deferred liability              $ 7,101     $ 6,361     $ 6,450

     The reasons for the difference between total tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows:

(In thousands)                           1997        1996        1995
Statutory rate applied to
  pretax income                        $3,021      $3,283      $2,801
State income taxes, net
  of federal tax benefit                  244         391         357
Other                                      76         120         132
Total tax expense                      $3,341      $3,794      $3,290


9.   Lease Commitments
     The Company leases some of the warehouse and office facilities used in its business. These leases have varying expiration dates and often include renewal and purchase options. Certain leases require the Company to pay escalations in cost over base amounts for taxes, insurance, or other operating expenses incurred by lessor. The corporate office is leased from a related party for an annual rent of $260,000.

     Rental expense under operating leases for 1997, 1996, and 1995 was $1,694,000, $1,036,000 and $992,000, respectively.
     Minimum payments due for years after 1997 under noncancelable operating leases are $1,524,000 in 1998, $1,451,000 in 1999, $1,134,000 in 2000,
     $803,000 in 2001 and $3,734,000 thereafter.

10.  Concentration of Credit Risk
     The Company sells its products to all major areas of construction and manufacturing markets throughout the Southern United States. When the Company grants credit, it is primarily to customers whose ability to pay is dependent upon the construction and manufacturing industry economics prevailing in the Southern United States; however, concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising the Company's customer base. The Company performs ongoing credit evaluations of its customers and in certain situations requires collateral. The Company maintains allowances for potential credit losses, and such losses have been within management's expectations.

11.  Asset Acquisition
     In late 1996 the Company purchased a secured note from Foothill Capital Corporation, issued by Raub Supply Co., for $9.9 million. Additional operating advances of $3.2 million were made through the note to Raub. Collections on the note totaled $4.1 million. Effective December 6, 1996 the Company agreed to accept certain operating assets of Raub, with a fair value of $7.6 million, as partial payment on the note. Results, using the purchase method, for additional locations have been included in 1997 audited results. The outstanding note balance of $1.4 million at December 31, 1996 was paid in 1997.

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

TEN-YEAR REVIEW OF SELECTED FINANCIAL DATA (Unaudited)
Noland Company and Subsidiary



(Dollar amounts in thousands, except per share data)  1997       1996       1995        1994
Income Statement Data
    Sales                                         $464,965   $465,705   $469,512    $440,202
    Gross Profit                                    93,753     90,789     89,087      86,166
    Operating Expenses                              87,659     84,383     83,389      78,259
    Operating Profit (Loss)                          6,094      6,406      5,698       7,907
    Interest Expense                                 3,078      2,828      3,239       2,626
    Interest Expense as Percent of Total Assets        1.4        1.3        1.5         1.2
    Income (Loss) Before Income Taxes                8,884      9,657      8,237      10,568
    Pretax Profit as Percent of Sales                  1.9        2.1        1.8         2.4
    Income Taxes Payable (Receivable)                3,341      3,794      3,290       4,341
    Effective Tax Rate                                37.6       39.3       39.9        41.1
    Net Income (Loss)                                5,543      5,863      4,947       6,227
    Income Paid to Stockholders  (Cash Dividends)    1,184      1,184      1,036         888
    Income Reinvested                                4,359      4,679      3,911       5,339
    Property and Equipment Expenditures              9,339     10,890      9,735      10,858
    Depreciation and Amortization                    6,890      6,868      6,655       6,232
Balance Sheet Data
    Stockholders' Equity                           120,767    116,292    111,688     107,865
    Working Capital                                 75,845     77,379     71,889      65,575
    Current Ratio                                      2.6        2.6        2.4         2.0
    Total Assets                                   218,448    219,885    213,520     217,085
    Long-term Debt                                  39,784     45,039     41,611      36,914
    Borrowed Funds                                  48,430     54,267     45,332      53,130
    Borrowed Funds as Percent of Total Assets         22.2       24.7       21.2        24.5
    Total Liabilities as Percent of Total Assets      44.7       47.1       47.7        50.3
Per Share Data *
    Basic Earnings (Loss)                             1.50       1.58       1.34        1.68
    Cash Dividends Paid to Stockholders                .32        .32        .28         .24
    Stockholders' Equity (Book Value)                32.63      31.42      30.18       29.15
    Return on Average Stockholders' Equity             4.7        5.1        4.5         5.9
    Stock Price Range:
        Average High                                 24.59      21.81      21.31       20.94
        Average Low                                  21.72      18.89      18.38       17.56
    Number of Employees at December 31               1,606      1,692      1,655       1,741
    Number of Branches at December 31                  107        107         99          99
Supplemental Information
The Company elected the LIFO method of inventory valuation in 1974.
The above information (i.e., gross profit, income and taxes) is stated on that basis.
Had the Company used the FIFO method, the results would have been:
    Gross Profit                                    92,713     90,582     91,187      86,404
    Income (Loss) Before Income Taxes                7,844      9,450     10,337      10,806
    Income Taxes Payable (Receivable)                2,949      3,714      4,124       4,441
    Net Income (Loss)                                4,895      5,736      6,213       6,365
    Net Income (Loss) Per Share                       1.32       1.55       1.68        1.72
    Stockholders' Equity (Book Value) Per Share      37.32      36.32      34.39       33.69
    Return on Average Stockholders' Equity             3.6        4.4        4.9         5.2











[FN]
*   Based on 3,700,876 shares outstanding.

TEN-YEAR REVIEW OF SELECTED FINANCIAL DATA (Unaudited)
Noland Company and Subsidiary


(Dollar amounts in thousands, except per share data) 1993        1992          1991         1990            1989         1988
Income Statement Data




    Sales                                            $402,941   $412,086 $384,535  $428,473  $454,629   $461,255
    Gross Profit                                       77,306     77,265   71,000    79,982    83,328   83,491
    Operating Expenses                                 74,692     73,227   74,355    75,641    75,413   75,098
    Operating Profit (Loss)                             2,614   4,038      (3,355)    4,341     7,915    8,393
    Interest Expense                                    2,422   3,058       3,724     4,742     5,973    5,673
    Interest Expense as Percent of Total Assets           1.2     1.7         2.0       2.5       3.1      2.8
    Income (Loss) Before Income Taxes                   5,291   6,610      (1,203)    6,377     8,468    8,882
    Pretax Profit as Percent of Sales                     1.3     1.6          NA       1.5       1.9      1.9
    Income Taxes Payable (Receivable)                   1,996   2,518        (478)    2,651     3,441    3,553
    Effective Tax Rate                                   37.7    38.1       (39.7)     41.6      40.6     40.0
    Net Income (Loss)                                   3,295   4,092        (725)    3,726     5,027    5,329
    Income Paid to Stockholders  (Cash Dividends)         888     888       1,702     1,665     1,629    1,554
    Income Reinvested                                   2,407   3,204          NA     2,061     3,398    3,775
    Property and Equipment Expenditures                 7,611   6,191       7,075    10,798     9,812   12,918
    Depreciation and Amortization                       6,178   6,365       6,543     6,433     6,306    6,028
Balance Sheet Data
    Stockholders' Equity                              102,596  100,189     96,985    99,412    97,351   93,953
    Working Capital                                    65,203   65,509     64,433    70,701    76,486   78,713
    Current Ratio                                         2.3      2.8        2.6       2.8       2.8      2.5
    Total Assets                                      201,029  185,372    189,072   192,887   195,069  200,716
    Long-term Debt                                     38,505   40,511     42,898    44,299    48,721   47,631
    Borrowed Funds                                     47,485   46,097     54,299    56,131    60,030   68,240
    Borrowed Funds as Percent of Total Assets            23.6     24.9       28.7      29.1      30.8     33.9
    Total Liabilities as Percent of Total Assets         48.9     46.0       48.7      48.5      50.1     53.2
Per Share Data *
    Net Income (Loss)                                     .89     1.11       (.20)     1.01      1.36     1.44
    Cash Dividends Paid to Stockholders                   .24      .24        .46       .45       .44      .42
    Stockholders' Equity (Book Value)                   27.72    27.07      26.21     26.86     26.30    25.39
    Return on Average Stockholders' Equity                3.2      4.2         NA       3.8       5.3      5.8
    Stock Price Range:
        Average High                                    18.13    16.13      14.88     19.19     24.19    20.63
        Average Low                                     15.06    13.91      12.25     15.00     22.09    18.75
    Number of Employees at December 31                  1,683    1,720      1,704     1,797     1,924    2,019
    Number of Branches at December 31                      93       93         92        92        94      101
Supplemental Information
The Company elected the LIFO method of inventory valuation in 1974.
The above information (i.e., gross profit, income and taxes) is stated on that basis.
Had the Company used the FIFO method, the results would have been:
    Gross Profit                                       77,318   76,541     70,888    80,429    84,486   88,585
    Income (Loss) Before Income Taxes                   5,303    5,886     (1,315)    6,824     9,626   13,976
    Income Taxes Payable (Receivable)                   2,000    2,226       (495)    2,770     3,815    5,499
    Net Income (Loss)                                   3,303    3,660       (820)    4,054     5,811    8,477
    Net Income (Loss) Per Share                           .89      .99       (.22)     1.10      1.57     2.29
    Stockholders' Equity (Book Value) Per Share         32.21    31.19      30.81     31.17     30.84    29.71
    Return on Average Stockholders' Equity                2.8      3.2         NA       3.5       5.2      8.0






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
(757) 247-8200

Investor Inquiries or Request for Form 10-K:

Richard L. Welborn
Assistant Vice President-Finance and Tax Administrator
80 29th Street
Newport News, Virginia 23607
(757) 928-9000

Auditors:

Coopers & Lybrand, L.L.P.
One Columbus Center, Suite 400
Virginia Beach, Virginia 23462

Legal Counsel:

Hunton & Williams
P.O. Box 1535
Richmond, Virginia 23212

Noland on the Internet:
For the latest financial news, career opportunities and other
Company information, visit us on the Internet at: www.noland.com

Stock Information

     The Company's common stock is traded over the counter as part of NASDAQ's National Market System (symbol: NOLD). On
March 12, 1998, the approximate number of holders of record of the Company's common stock was 2,500.

Market Prices:
     The following table sets forth the reported high and low prices for the common stock on the NASDAQ system:

                High      Low
   1997
     Qtr. 4    $24.63    $22.13
     Qtr. 3    $24.75    $22.75
     Qtr. 2    $25.25    $20.50
     Qtr. 1    $23.75    $21.50
   1996
     Qtr. 4    $23.75    $20.50
     Qtr. 3    $22.25    $19.50
     Qtr. 2    $21.25    $18.00
     Qtr. 1    $20.00    $17.50

P/E Ratio:*
              High       Low

   1997        16        15

   1996        15        13

*Based on final, full-year earnings

Dividend Policy:
     Noland has paid regular cash dividends for 65 consecutive years; and, while there can be no assurance as to future dividends because they are dependent on earnings, capital requirements and financial condition, the Company intends to continue that policy. Dividend payments are subject to the restrictions described in the Notes to the Consolidated Financial Statements.

Dividends Paid:
     The Company paid quarterly dividends of $.08 per share in each quarter of 1997 and 1996.

Registrar:
Noland Company

Transfer Agent:
Continental Stock Transfer & Trust Company
2 Broadway
New York, New York  10004
(212) 509-4000

Annual Meeting:
April 30, 1998, 10:00 a.m.
Noland's Corporate Headquarters
Newport News, Virginia