Form 10-Q
period 1998-03-31
NOLAND CO
filed 1998-04-30
CIK 72243

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended March 31, 1998        Commission file no. 2-27393




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


Outstanding capital common stock, $10.00 par value at April 20, 1998, 3,700,876 shares.











This report contains 11 pages.

                       NOLAND COMPANY AND SUBSIDIARY

                                   INDEX


                                                              PAGE NO.

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Consolidated Balance Sheets -

             March 31, 1998 (Unaudited) and Dec. 31, 1997 (Audited)....  3

          Unaudited Consolidated Statements of Income -

             Three Months Ended March 31, 1998 and 1997................. 4

          Unaudited Consolidated Statements of Retained Earnings -

             Three Months Ended March 31, 1998 and 1997................  5

          Unaudited Consolidated Statements of Cash Flows -

             Three Months Ended March 31, 1998 and 1997................  6

          Notes to Unaudited Consolidated Financial Statements.........  7

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.....................  8-9

PART II.  OTHER INFORMATION

          Items 1, 2, 3, 4, 5, and 6...................................  10

SIGNATURES ............................................................  11

                         PART 1. FINANCIAL INFORMATION
                         NOLAND COMPANY AND SUBSIDIARY
                          Consolidated Balance Sheets

   Item 1. Financial Statements
                                                     March 31,    December 31,
                                                       1998          1997
                                                    (Unaudited)     (Audited)
   Assets
   Current Assets:
       Cash and cash equivalents                  $  5,585,483    $  5,674,097
       Accounts receivable, net                     47,847,686      49,984,020
       Inventory, net                               68,354,153      66,470,051
       Deferred income taxes                         1,706,295       1,706,295
       Prepaid expenses                                391,293         184,912
            Total Current Assets                   123,884,910     124,019,375

   Property and Equipment, at cost:
       Land                                         13,380,753      13,384,253
       Buildings                                    78,057,661      76,944,986
       Equipment and fixtures                       61,817,089      55,713,614
       Property excess to current needs              1,876,351       1,872,851
            Total                                  155,131,854     147,915,704
       Less accumulated depreciation                70,174,971      68,491,485
            Property and Equipment, net             84,956,883      79,424,219

   Assets Held for Resale                            1,240,864       1,240,864
   Prepaid Pension                                  13,395,944      12,874,194
   Other Assets                                        952,373         889,271
                                                  $224,430,974    $218,447,923
   Liabilities and Stockholders' Equity
   Current Liabilities:
       Notes payable - short term borrowings       $13,000,000    $  5,750,000
       Current maturity of long-term debt            3,645,778    $  2,895,778
       Book overdrafts                              10,159,484       5,348,276
       Accounts payable                             20,643,200      21,029,521
       Other accruals and liabilities                6,940,853      12,277,259
       Federal and state income taxes                  400,338         873,298
            Total Current Liabilities               54,789,653      48,174,132

   Long-term Debt                                   38,772,944      39,784,389

   Deferred Income Taxes                             8,806,830       8,806,830

   Accrued Postretirement Benefits                     979,835         915,709

   Stockholders' Equity:
       Capital common stock, par value $10;
       authorized, 6,000,000 shares; issued,
       3,700,876 shares                             37,008,760      37,008,760
       Retained earnings                            84,235,024      83,875,284
            Total                                  121,243,784     120,884,044
       Less restricted stock                           162,072         117,181
            Stockholders' Equity                   121,081,712     120,766,863

                                                  $224,430,974    $218,447,923





[FN]
   The accompanying notes are an integral part of the financial statements.

                         NOLAND COMPANY AND SUBSIDIARY

                  Unaudited Consolidated Statements of Income



                                            Three Months Ended
                                                 March 31,

                                         1998               1997


Merchandise sales                      $103,884,838        $110,929,637

 Cost of goods sold:

    Purchases and freight-in             85,218,369          90,494,378
    Inventory, beginning                 66,470,051          67,782,230
    Inventory, ending                   (68,354,153)        (69,630,325)

      Cost of goods sold                 83,334,267          88,646,283

 Gross profit on sales                   20,550,571          22,283,354

 Operating expenses                      20,480,710          21,982,956

 Operating profit                            69,861             300,398

 Other income:
    Cash discounts, net                   1,352,181           1,102,566
    Service charges                         327,348             296,128
    Miscellaneous                           110,599              77,555

         Total other income               1,790,128           1,476,249

 Interest expense                           808,678             754,416

 Income before income taxes               1,051,311           1,022,231

 Income taxes                               395,500             384,700

 Net income                              $  655,811          $  637,531

 Basic earnings per share (based on
     3,700,876 shares outstanding)       $      .18          $      .17

 Cash dividends per share                $      .08          $      .08














[FN]
    The accompanying notes are an integral part of the financial statements.

                        NOLAND COMPANY AND SUBSIDIARY

           Unaudited Consolidated Statements of Retained Earnings



                                                  Three Months Ended
                                                       March 31,

                                                  1998          1997

     Retained earnings, January 1            $83,875,284   $79,516,091

     Add net income                              655,811       637,531

     Deduct cash dividends paid
     ($.08 per share)                           (296,071)     (296,071)

     Retained earnings, March 31             $84,235,024   $79,857,552







































[FN]
   The accompanying notes are an integral part of the financial statements.

                         NOLAND COMPANY AND SUBSIDIARY

                Unaudited Consolidated Statements of Cash Flows

                                                              Three Months
                                                             Ended March 31


                                                           1998        1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $   655,811$     637,531
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                         1,919,993    1,684,203
  Amortization of prepaid pension cost                   (521,750)    (129,999)
  Provision for doubtful accounts                         384,042      365,216
  Amortization of unearned compensation-restricted stock   13,278       16,862
  Change in operating assets and liabilities:
   Decrease in accounts receivable                      1,752,292      265,172
   (Increase) in inventory                             (1,884,102)  (1,848,095)
   (Increase) in prepaid expenses                        (206,381)    (109,422)
   (Increase) decrease in other assets                    (87,901)     245,304
   Increase in bank overdrafts                          4,811,208    1,717,056
   (Decrease) increase in accounts payable               (386,321)   6,081,190
   (Decrease) in other accruals and liabilities        (5,336,406)  (6,381,742)
   (Decrease) increase in federal and state income taxes (472,960)     357,950
   Increase in accrued post retirement benefits            64,126       25,314
Total adjustments                                          49,118    2,289,009
    Net cash provided by operating activities             704,929    2,926,540

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                 (7,440,455)  (1,369,228)
  Proceeds from sale of assets                             12,597    1,042,037
   Net cash used by investing activities               (7,427,858)  (  327,191)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings (payments)-net                  7,250,000   (1,000,000)
  Long-term debt (payments)-net                          (261,445)      (3,220)
  Dividends paid                                         (296,071)    (296,070)
  Purchase of restricted stock                            (58,169)        -
   Net cash provided (used) by financing activities     6,634,315   (1,299,290)

CASH AND CASH EQUIVALENTS:
(Decrease) increase during first quarter                  (88,614)   1,300,059
Beginning of year                                       5,674,097    3,507,588
End of first quarter                                   $5,585,483  $ 4,807,647

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the first quarter for:
 Interest                                              $  800,011  $   773,094
 Income taxes                                          $  868,468  $    26,750







[FN]
The accompanying notes are an integral part of the financial statements.

                NOLAND COMPANY AND SUBSIDIARY

    Notes to Unaudited Consolidated Financial Statements


1. In the opinion of the Company, the accompanying unaudited consolidated financial statements of Noland Company and Subsidiary contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of March 31, 1998, and its results of operations and cash flows for the three months ended March 31, 1998 and 1997. The balance sheet as of December 31, 1997 was derived from audited financial statements as of that date. The results of operations for the quarter ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

2. The Notes to Consolidated Financial Statements included in the Company's December 31, 1997 Annual Report on Form 10-K are an integral part of the interim unaudited financial statements. The Company takes a physical inventory annually on December 31 of each year. The Company uses estimated gross profit rates to determine cost of goods sold during interim periods. In addition, the Company makes certain estimates to compute the LIFO reserve and such estimates at interim may not be consistent with year-end results. Year-end inventory adjustments to reflect actual inventory levels are made in the fourth quarter.

3. Due to the seasonal nature of the construction industry supplied by the registrant, interim results of operations of each period are not necessarily indicative of earnings for the year.

4. Accounts Receivable as of March 31, 1998 and December 31, 1997 are net of allowance for doubtful accounts of $1,008,132.
    Quarterly bad debt charges, net of recoveries, were $348,749 for 1998 and $295,330 for 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
The Company maintains its short and long-term liquidity through: (1) cash flow from operations; (2) short-term borrowings; (3) bank lines of credit arrangements, when needed; and (4) additional long-term debt, when needed.

The Company's financial condition remains strong with working capital of $69.1 million and a current ratio of 2.3. Total debt at March 31, 1998 was $7.0 million more than at December 31, 1997. The increase in debt was used to pay for capital expenditures and to finance the pre-season purchase of air conditioning equipment. Management believes the Company has adequate financial resources to meet the needs of the foreseeable future.

Results of Operations
For the first quarter of 1998 the Company had net income of $656,000, or 18 cents per share, compared to net income of $638,000 or 17 cents per share, for the first quarter of 1997. The improved earnings came despite a weather-related sales decline that affected all four product departments. First quarter sales totaled $103.9 million, six percent less than the $110.9 million total registered in the year-earlier period.

The Company's gross margin of profit decreased from 20.1 percent to
19.8 percent. The gross margin of profit decreased for both delivered and counter sales and increased for direct sales. The decline can be attributed to competitive pricing conditions caused primarily by a temporary surplus inventory condition among distributors.

Operating expenses decreased $1.5 million, or 7 percent, compared to the first quarter of 1997. A 7 percent reduction in the workforce and lower sales-related costs contributed to the decline. A reduction in pension costs of $392,000 also contributed to the decline.

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

Year 2000
The Company has completed an inventory and assessment of all computer operating systems and active application programs. Year 2000 remediation for all internally-generated and purchased software is expected to be completed by August 1999. There are also Year 2000 issues in a number of areas outside of the operating systems. These include software in goods purchased for resale (inventory), security systems, communications systems, mechanical equipment and software used by integrated supply customers. The Company expects all material issues in these areas to be identified by June 30, 1998, and, if under its control, corrected no later than August 1999. The Year 2000 issue and the cost of remediation is not expected to be material to the Company's business, operations, or financial condition.

                      PART II. OTHER INFORMATION



Item 1.  None
Item 2.  None
Item 3.  None
Item 4.  None
Item 5.  None
Item 6.  None

                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       NOLAND COMPANY




April 22, 1998                        Arthur P. Henderson, Jr.
                                      Arthur P. Henderson, Jr.
                                      Vice President-Finance