Form 10-Q
period 1998-06-30
NOLAND CO
filed 1998-08-12
CIK 72243

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended June 30, 1998        Commission file no. 2-27393




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


Outstanding capital common stock, $10.00 par value at July 27, 1998, 3,700,876 shares.











This report contains 11 pages.

                       NOLAND COMPANY AND SUBSIDIARY

                                   INDEX


                                                              PAGE NO.

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Consolidated Balance Sheets -

             June 30, 1998 (Unaudited) and Dec. 31, 1997 (Audited)....  3

          Unaudited Consolidated Statements of Income -

             Three Months and Six Months Ended June 30, 1998 and 1997.. 4

          Unaudited Consolidated Statements of Retained Earnings -

             Six Months Ended June 30, 1998 and 1997..................  5

          Unaudited Consolidated Statements of Cash Flows -

             Six Months Ended June 30, 1998 and 1997..................  6

          Notes to Unaudited Consolidated Financial Statements........  7

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations...................   8

PART II.  OTHER INFORMATION

          Items 1, 2, 3, 4, 5, and 6..................................  9

SIGNATURE  ........................................................... 10

                         PART 1. FINANCIAL INFORMATION
                         NOLAND COMPANY AND SUBSIDIARY
                          Consolidated Balance Sheets

   Item 1. Financial Statements
                                                      June 30,    December 31,
                                                       1998            1997
                                                    (Unaudited)     (Audited)
   Assets
   Current Assets:
       Cash and cash equivalents                  $  6,607,031    $  5,674,097
       Accounts receivable, net                     55,357,259      49,984,020
       Inventory, net                               70,533,927      66,470,051
       Deferred income taxes                         1,706,295       1,706,295
       Prepaid expenses                                464,777         184,912
            Total Current Assets                   134,669,289     124,019,375

   Property and Equipment, at cost:
       Land                                         13,185,246      13,384,253
       Buildings                                    79,341,709      76,944,986
       Equipment and fixtures                       63,224,096      55,713,614
       Property excess to current needs              1,876,351       1,872,851
            Total                                  157,627,402     147,915,704
       Less accumulated depreciation                71,795,066      68,491,485
            Property and Equipment, net             85,832,336      79,424,219

   Assets Held for Resale                            1,240,864       1,240,864
   Prepaid Pension                                  13,917,694      12,874,194
   Other Assets                                        880,287         889,271
                                                  $236,540,470    $218,447,923
   Liabilities and Stockholders' Equity
   Current Liabilities:
       Notes payable - short term borrowings      $ 14,000,000    $  5,750,000
        Current maturity of long-term debt           4,180,778       2,895,778
       Book overdrafts                               6,980,742       5,348,276
        Accounts payable                            26,736,674      21,029,521
       Other accruals and liabilities                8,233,766      12,277,259
       Federal and state income taxes                  729,341         873,298
            Total Current Liabilities               60,861,301      48,174,132

   Long-term Debt                                   43,626,500      39,784,389

   Deferred Income Taxes                             8,806,830       8,806,830

   Accrued Postretirement Benefits                   1,046,978         915,709

   Stockholders' Equity:
       Capital common stock, par value $10;
       authorized, 6,000,000 shares; issued,
       3,700,876 shares                             37,008,760      37,008,760
       Retained earnings                            85,578,969      83,875,284
            Total                                  122,587,729     120,884,044
       Less restricted stock                           388,868         117,181
            Stockholders' Equity                   122,198,861     120,766,863

                                                  $236,540,470    $218,447,923





   The accompanying notes are an integral part of the financial statements.

                         NOLAND COMPANY AND SUBSIDIARY

                  Unaudited Consolidated Statements of Income


                                 Three Months Ended            Six Months Ended
                                     June 30,                     June 30,

                                1998          1997          1998         1997

Merchandise sales          $119,918,822  $117,719,051 $223,803,660 $228,648,688

 Cost of goods sold:
    Purchases and freight-in 98,355,375    96,497,246  183,573,744  186,991,624
    Inventory, beginning     68,354,153    69,630,325   66,470,051   67,782,230
    Inventory, ending        70,533,927    71,200,735   70,533,927   71,200,735

      Cost of goods sold     96,175,601    94,926,836  179,509,868  183,573,119

 Gross profit on sales       23,743,221    22,792,215   44,293,792   45,075,569

 Operating expenses          21,832,295    22,587,672   42,313,005   44,570,628

 Operating profit             1,910,926       204,543    1,980,787      504,941

 Other income:
    Cash discounts, net       1,021,052     1,107,672    2,373,233    2,210,238
    Service charges             269,242       284,082      596,590      580,210
    Miscellaneous               321,024       270,609      431,623      348,164

         Total other income   1,611,318     1,662,363    3,401,446    3,138,612

 Interest expense               892,629       816,268    1,701,307    1,570,684

 Income before income taxes   2,629,615     1,050,638    3,680,926    2,072,869

 Income taxes:
   State                        144,600        57,700      202,400      114,000
   Federal                      845,000       337,600    1,182,700      666,000


    Total income taxes          989,600       395,300    1,385,100      780,000

 Net income                $  1,640,015  $    655,338 $  2,295,826   $1,292,869

 Basic earnings per share (based on
 3,700,876 shares outstanding)$     .44  $        .18 $        .62   $      .35

 Cash dividends per share  $        .08  $        .08 $        .16   $      .16









    The accompanying notes are an integral part of the financial statements.

                        NOLAND COMPANY AND SUBSIDIARY

           Unaudited Consolidated Statements of Retained Earnings



                                               Six Months Ended
                                                    June 30,

                                              1998          1997

     Retained earnings, January 1         $83,875,284   $79,516,091

     Add net income                         2,295,826     1,292,869

     Deduct cash dividends paid
     ($.16 per share)                        (592,141)     (592,139)

     Retained earnings, June 30           $85,578,969   $80,216,821









































   The accompanying notes are an integral part of the financial statements.

                         NOLAND COMPANY AND SUBSIDIARY

                Unaudited Consolidated Statements of Cash Flows

                                                             Six Months
                                                            Ended June 30


                                                          1998         1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $ 2,295,826  $1,292,869
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation and amortization                          3,912,847   3,370,644
 Amortization of prepaid pension cost                  (1,043,500)   (259,998)
 Provision for doubtful accounts                          772,697     734,529
 Amortization of unearned compensation-restricted stock    35,163      33,723
 Change in operating assets and liabilities:
  (Increase) decrease in accounts receivable           (6,145,936)    212,585
  (Increase) in inventory                              (4,063,876) (3,418,505)
  (Increase) decrease in prepaid expenses                (279,865)     78,569
  Decrease in assets held for resale                         -         49,911
  (Increase) decrease in other assets                     (40,615)    136,459
  Increase in accounts payable                          5,707,153   4,536,879
  (Decrease) in other accruals and liabilities         (4,043,493) (5,400,342)
  (Decrease) in federal and state income taxes           (143,957)   (113,339)
  Increase in accrued postretirement benefits             131,269      92,120
Total adjustments                                      (5,202,113)     53,235
   Net cash (used) provided by operating activities    (2,906,287)  1,346,104

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                 (10,581,039) (5,125,150)
 Proceeds from sale of assets                             309,674   1,810,606
   Net cash used by investing activities              (10,271,365) (3,314,544)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in bank overdrafts                            1,632,466   7,507,468
 Short-term borrowings                                  8,250,000       -
 Long-term debt repayments                             (2,372,889)(10,724,107)
 Long-term debt borrowings                              7,500,000   7,660,000
 Dividends paid                                          (592,141)   (592,139)
 Purchase of restricted stock                            (306,850)      -
   Net cash provided by financing activities           14,110,586   3,851,222

CASH AND CASH EQUIVALENTS:
Increase during first six months                          932,934   1,882,782
Beginning of year                                       5,674,097   3,507,588
End of first six months                               $ 6,607,031 $ 5,390,370









The accompanying notes are an integral part of the financial statements.

                NOLAND COMPANY AND SUBSIDIARY

    Notes to Unaudited Consolidated Financial Statements


1. In the opinion of the Company, the accompanying unaudited consolidated statements of income contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations for the six months ended June 30, 1998 and 1997.

2. The Notes to Consolidated Financial Statements included in the Company's December 31, 1997 Annual Report on Form 10-K are an integral part of the interim unaudited financial statements and remain substantially unchanged. The Company takes a physical inventory annually on December 31 of each year. The Company uses estimated gross profit rates to determine cost of goods sold during interim periods. The estimated gross profit rates include an estimate of any adjustment to the LIFO reserve. The rate of inflation/deflation for an interim period is not necessarily consistent with the full year rate of inflation/deflation. Year-end inventory adjustments to reflect actual inventory levels are made in the fourth quarter.

3. Due to the seasonal nature of the construction industry supplied by the registrant, interim results of operations of each period are not necessarily indicative of earnings for the year.

4. Accounts Receivable as of June 30, 1998 and December 31, 1997 are net of an allowance for doubtful accounts of $1,008,132. Second quarter bad debt charges, net of recoveries, were $309,474 for 1998 and $346,752 for 1997. Year-to-date bad debt charges, net of recoveries, were $658,223 for 1998 and $642,082 for 1997.

5. Several accounting pronouncements have been released since the beginning of the year. Among these are Statement of Financial Accounting Standards No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" and Statement of

    Financial Accounting Standards No. 133 "Accounting for
    Derivative Instruments and Hedging Activities". The Company has no derivative instuments or hedging activities. Adoption of the new pronouncements is not expected to materially effect the financial condition or results of operations of the Company.

6. Certain prior period amounts have been reclassified to conform to current period presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
The Company generally generates its cash needs through: (1) cash flow from operations; (2) short-term borrowings, (3) bank lines of credit arrangements, when needed; and (4) additional long-term debt, when needed.

During the first six months of 1998, the Company increased long-term debt $7.5 million and short-term debt $8.3 million. The additional funds were used to purchase $10.6 million in capital assets, pay off $2.4 million in long-term debt and to finance operations. The Company's financial condition remains strong with working capital of $73.8 million and a current ratio of 2.2. Management believes the Company has adequate financial resources to meet the needs of the foreseeable future.

Results of Operations
Second-quarter sales of $119.9 million were aided by a 10 percent increase in June sales causing second-quarter sales to exceed the $117.7 million recorded in the second quarter of 1997. Hot, dry weather in June boosted demand for air conditioning and water systems equipment and facilitated new construction projects. Air conditioning sales rose eight percent for the quarter, followed by a three percent rise in industrial sales and a one percent increase for plumbing sales. Electrical sales declined eight percent. Sales for the first six months of 1998 were $223.8 million compared to $228.6 million for the year-earlier period.

The gross margin of profit for the second quarter was 19.8 percent compared to 19.4 percent for the year-earlier period. Operating expenses for the quarter of $21.8 million were three percent less than the $22.6 million a year ago. For the first six months, operating expenses were down five percent compared to a year ago.


Interest expense for the quarter and year-to-date increased 9.4 percent and 8.3 percent, respectively. The increases are due to higher borrowings.

We are encouraged by June's strong sales performance and the improved bottom-line at the mid-point in the year.

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

Year 2000
The Company has completed an inventory and assessment of all computer operating systems and active application programs. Year 2000 remediation for all internally-generated and purchased software is expected to be completed by August 1999. There are also Year 2000 issues in a number of areas outside of the operating systems. These include, but are not limited to, software in goods purchased for resale, security systems, communication systems, mechanical equipment and software used by integrated supply customers. The Company expects all material issues in these areas, if under its control, to be corrected no later than August 1999. The Year 2000 issue and remediation is not expected to be material to the Company's business, operations, or financial condition.

                 PART II. OTHER INFORMATION



Item 1.  None
Item 2.  None
Item 3.  None
Item 4.  None
Item 5.  None
Item 6.  None

                          SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       NOLAND COMPANY




July 27, 1998                         Arthur P. Henderson, Jr.
                                      Arthur P. Henderson, Jr.
                                      Vice President-Finance