Form 10-Q
period 1998-09-30
NOLAND CO
filed 1998-11-04
CIK 72243

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended September 30, 1998        Commission file no. 2-27393




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


Outstanding capital common stock, $10.00 par value at November 2, 1998 3,700,876 shares.












This report contains 12 pages.

                       NOLAND COMPANY AND SUBSIDIARY

                                   INDEX



                                                              PAGE NO.

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Consolidated Balance Sheets -

            September 30, 1998 (Unaudited) and Dec. 31, 1997 (Audited)........3

         Unaudited Consolidated Statements of Income -

            Three Months and Nine Months Ended September 30, 1998 and 1997....4

         Unaudited Consolidated Statements of Retained Earnings -

            Nine Months Ended September 30, 1998 and 1997.....................5

         Unaudited Consolidated Statements of Cash Flows -

            Nine Months Ended September 30, 1998 and 1997.....................6

         Notes to Unaudited Consolidated Financial Statements.................7

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.........................8-10

PART II.  OTHER INFORMATION

         Items 1, 2, 3, 4, 5, and 6..........................................11

SIGNATURE....................................................................12

                         PART 1. FINANCIAL INFORMATION
                         NOLAND COMPANY AND SUBSIDIARY
                          Consolidated Balance Sheets

   Item 1. Financial Statements
                                                  September 30,    December 31,
                                                        1998          1997
                                                    (Unaudited)     (Audited)
   Assets
   Current Assets:
       Cash and cash equivalents                  $  4,263,726    $  5,674,097
       Accounts receivable, net                     55,278,241      49,984,020
       Inventory, net                               78,339,091      66,470,051
       Deferred income taxes                         1,706,295       1,706,295
       Prepaid expenses                                293,041         184,912
            Total Current Assets                   139,880,394     124,019,375

   Property and Equipment, at cost:
       Land                                         13,185,246      13,384,253
       Buildings                                    80,883,240      76,944,986
       Equipment and fixtures                       63,688,472      55,713,614
       Property excess to current needs              1,876,351       1,872,851
            Total                                  159,633,309     147,915,704
       Less accumulated depreciation                72,825,775      68,491,485
            Property and Equipment, net             86,807,534      79,424,219

   Assets Held for Resale                            1,240,864       1,240,864
   Prepaid Pension                                  14,439,444      12,874,194
   Other Assets                                      1,002,488         889,271
                                                  $243,370,724    $218,447,923
   Liabilities and Stockholders' Equity
   Current Liabilities:
       Notes payable, short-term borrowing        $ 18,750,000    $  5,750,000
       Current maturity of long-term debt            4,870,778       2,895,778
       Book overdrafts                               5,574,920       5,348,276
       Accounts payable                             28,092,171      21,029,521
       Other accruals and liabilities                9,424,733      12,277,259
       Federal and state income taxes                  532,302         873,298
            Total Current Liabilities               67,244,904      48,174,132

   Long-term Debt                                   42,675,055      39,784,389

   Deferred Income Taxes                             8,806,830       8,806,830

   Accrued Postretirement Benefits                   1,128,061         915,709

   Stockholders' Equity:
       Capital common stock, par value $10;
       authorized, 6,000,000 shares; issued,
       3,700,876 shares                             37,008,760      37,008,760
       Retained earnings                            86,869,794      83,875,284
            Total                                  123,878,554     120,884,044
       Less unearned compensation-restricted stock     362,680         117,181
            Stockholders' Equity                   123,515,874     120,766,863

                                                  $243,370,724    $218,447,923





   The accompanying notes are an integral part of the financial statements.

                         NOLAND COMPANY AND SUBSIDIARY

                  Unaudited Consolidated Statements of Income


                                 Three Months Ended           Nine Months Ended
                                     September 30,              September 30,

                                 1998          1997           1998       1997

Merchandise sales          $124,850,784  $122,014,132 $348,654,534 $350,662,820

 Cost of goods sold:
   Purchases and freight-in 108,271,427    94,413,891  291,845,171  281,405,515
   Inventory, beginning      70,533,927    71,200,735   66,470,051   67,782,230
   Inventory, ending         78,339,091    67,437,708   78,339,091   67,437,708
     Cost of goods sold     100,466,263    98,176,918  279,976,131  281,750,037

 Gross profit on sales       24,384,611    23,837,214   68,678,403   68,912,783

 Operating expenses          22,580,807    22,778,587   64,893,812   67,349,215

 Operating profit             1,803,804     1,058,627    3,784,591    1,563,568

 Other income:
    Cash discounts, net       1,148,553       918,466    3,521,786    3,128,704
    Service charges             304,085       301,762      900,675      881,972
    Miscellaneous               174,515        80,067      606,138      428,231

         Total other income   1,627,153     1,300,295    5,028,599    4,438,907

 Interest expense               886,663       786,637    2,587,970    2,357,321

 Income before income taxes   2,544,294     1,572,285    6,225,220    3,645,154

 Income taxes:
   State                        140,000        86,500      342,400      200,500
   Federal                      817,400       505,200    2,000,100    1,171,200

    Total income taxes          957,400       591,700    2,342,500    1,371,700

 Net income                $  1,586,894  $    980,585   $3,882,720   $2,273,454


 Basic and diluted earnings per
 share (based on 3,700,876
 shares outstanding)            $   .43  $        .26   $     1.05   $      .61

 Cash dividends per share       $   .08  $        .08   $      .24   $      .24












    The accompanying notes are an integral part of the financial statements.

                        NOLAND COMPANY AND SUBSIDIARY

           Unaudited Consolidated Statements of Retained Earnings



                                               Nine Months Ended
                                                 September 30,

                                             1998             1997

    Retained earnings, January 1          $83,875,284   $79,516,091

    Add net income                          3,882,720     2,273,454

    Deduct cash dividends paid
    ($.24 per share)                         (888,210)     (888,210)

    Retained earnings, September 30       $86,869,794   $80,901,335









































   The accompanying notes are an integral part of the financial statements.

                         NOLAND COMPANY AND SUBSIDIARY

                Unaudited Consolidated Statements of Cash Flows


                                                               Nine Months
                                                           Ended September 30,


                                                            1998       1997
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                            $ 3,882,720 $ 2,273,454
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                         5,942,036   5,139,143
   Amortization of prepaid pension cost                 (1,565,250)   (389,997)
   Amortization of unearned compensation-restricted stock   61,351      50,585
   Provision for doubtful accounts                       1,159,097   1,110,284
   Change in operating assets and liabilities:
    (Increase) in accounts receivable                   (6,453,318)   (120,247)
    (Increase) decrease in inventory                   (11,869,040)    344,522
    (Increase) decrease in prepaid expenses               (108,129)    262,272
    Decrease in assets held for resale                        -         49,912
    (Increase) decrease in other assets                   (181,827)    125,052
    Increase in accounts payable                         7,062,650   6,048,553
    (Decrease) in other accruals and liabilities        (2,852,526) (4,027,426)
    (Decrease) in federal and state income taxes          (340,996)    (53,963)
    Increase in accrued postretirement benefits            212,352     172,543
    Total adjustments                                   (8,933,600)  8,711,233
    Net cash (used) provided by operating activities    (5,050,880) 10,984,687

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                  (13,619,369) (7,157,162)
 Proceeds from sale of assets                              362,628   1,892,238
    Net cash used by investing activities              (13,256,741) (5,264,924)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in book overdrafts                               226,644   5,324,931
 Short-term borrowing (payments), net                   13,000,000  (5,000,000)
 Long-term debt repayments                              (2,634,334)(10,735,327)
 Long-term borrowing                                     7,500,000   7,660,000
 Dividends paid                                           (888,210)   (888,210)
 Purchase of restricted stock                             (306,850)       -
    Net cash provided (used) by financing activities    16,897,250  (3,638,606)

CASH AND CASH EQUIVALENTS:
 (Decrease) increase during first nine months           (1 410,371)  2,081,157
 Beginning of year                                       5,674,097   3,507,588
 End of first nine months                               $4,263,726  $5,588,745










The accompanying notes are an integral part of the financial statements.

                         NOLAND COMPANY AND SUBSIDIARY

    Notes to Unaudited Consolidated Financial Statements


1. In the opinion of the Company, the accompanying unaudited consolidated financial statements of Noland Company and Subsidiary contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of September 30, 1998, and its results of operations and cash flows for the three and nine months ended September 30, 1998 and 1997. The balance sheet as of December 31, 1997, was derived from audited financial statements as of that date. The results of operations for the quarter ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year.

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

4. Accounts Receivable as of September 30, 1998 and December 31, 1997 are net of an allowance for doubtful accounts of $1,008,132. Third-quarter bad debt charges, net of recoveries, were $315,924 for 1998 and $326,708 for 1997.
    Year-to-date bad debt charges, net of recoveries, were $974,148 for 1998 and $968,790 for 1997.

5. Several new accounting pronouncements have been released since the beginning of the year. Among these are Statement of Financial Accounting Standards No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" and Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities". The Company has no derivative instruments or hedging activities. Adoption of the new pronouncements is not expected to materially effect the financial condition or results of operations of the Company.

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

For the first nine months of 1998, the Company used $5.1 million in operating activities compared to generating $11.0 million from operations for the same period last year. A new inventory management system, which has caused a planned temporary buildup of inventory, is the primary cause for the year-to-year swing. Short-term borrowing and additional long-term debt provided the cash needed for the inventory buildup and the $13.6 million in capital expenditures through September 30, 1998. Working capital at September 30, 1998 was $72.6 million and the current ratio was
2.08. Management believes the Company's liquidity, capital resources and working capital are sufficient to meet the needs of the foreseeable future.

Results of Operations
Third-quarter sales of $124.9 million were 2.3 percent more than the $122.0 million for the year-earlier period. Plumbing department sales increased four percent for the quarter reflecting our participation in the construction and remodeling markets. At the same time, several newer integrated supply contracts gained momentum, fueling a three percent growth in industrial sales. Air conditioning sales were even with the year-earlier period, while electrical sales declined one percent.

For the quarter the gross margin of profit remained level with the year-earlier period at 19.5 percent. Operating expenses declined slightly, in part due to pension income for the quarter of $522,000 compared to $130,000 for the year-earlier period as a result of an over-funded pension plan. This led to an operating profit of $1,804,000 for the quarter, 70 percent greater than the $1,059,000 total of a year ago.

Net income for the quarter was $1,587,000 compared to $981,000 for the third quarter of 1997. Year-to-date net income was $3.9 million compared to $2.3 million for the year earlier period.

Year 2000
The Company is both internally and externally dependent on computer software that uses a two digit dating technique.
In 1997, the Company developed and implemented a plan to address significant Year 2000 deficiencies in its internal computer hardware, software, related systems, non-information technology systems and third party risks.

For information technology systems, this resulted in the purchase of new computer equipment costing approximately $500,000 about six months ahead of schedule. All new hardware and software purchased as part of an ongoing replacement process has been certified by the vendor as Year 2000 compliant. In addition, the Company paid a contractor $20,000 to address specific Year 2000 issues. All other Year 2000 work has been accomplished by the reallocation of existing staff. Remediation and testing has been completed on all mission critical systems. Additional testing by independent outside sources will also be completed. All funds for Year 2000 costs will come from operations. Future expenditures for Year 2000 issues are expected to be insignificant. No information technology projects have been postponed or cancelled as a result of the Company's efforts to become Year 2000 compliant. In the event of internal Year 2000 failure, the Company intends to process transactions manually until its systems are restored.

Noland Company is a distributor of products that are manufactured or provided by other organizations (vendors). Noland is dependent on other organizations such as vendors, customers, support services, and the infrastructure that have Year 2000 concerns. Year 2000 issues are also present in some products sold by Noland, but they represent less than one percent of the Company's sales.

Noland has received and/or mailed hundreds of communications regarding Year 2000 issues. Thus far, we have not been able to identify any significant vendors, manufacturers, customers, or support organizations that have advised us of Year 2000 issues that will not be effectively addressed. It is possible that Noland has not been advised of issues that will not be corrected and will fail. The amount of loss imposed upon Noland, if any, will depend upon the specific issue that fails.

The Company's external source of products purchased for resale is redundant and competitive. Most of Noland's products purchased for resale can be obtained from alternative sources. The Company has been assured by its primary vendors that they are successfully addressing the Year 2000 issue.

The failure of the United States postal system, federal banking system, the country's electric power generating "grid", and similar infrastructure losses could be catastrophic to the Company. The amount of the loss could depend upon the severity and length of the disruption. Noland Company has no reasonable way to estimate those losses, if any.


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


                       NOLAND COMPANY




November 2 , 1998                     Arthur P. Henderson, Jr.
                                      Arthur P. Henderson, Jr.
                                      Vice President-Finance