Form 10-K
period 1998-12-31
NOLAND CO
filed 1999-03-30
CIK 72243

FORM 10-K

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C. 20549

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998  Commission file no. 2-27393

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

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 12, 1999, was approximately $35,741,000.

3,700,876 shares of the Registrant's Common Stock were outstanding at the close of business on March 12, 1999.


     DOCUMENTS (or portions thereof) INCORPORATED BY REFERENCE


                                                        Part of
         Document                                      Form 10-K

Portions of Annual Report to Stockholders for the    Parts II and IV
   year ended December 31, 1998

Portions of Noland Company Proxy Statement for       Parts III and IV
   April 21, 1999 Annual Meeting of Stockholders





This report contains 38 pages. The exhibit index is shown on page 11 of this 10-K.

PART I

Item 1 Business

          (1) (a) A Virginia corporation founded in 1915, Noland Company is a distributor of Plumbing/Heating, Air Conditioning and Electrical/Industrial supplies, with branch facilities in fourteen states.

                    While most of its sales are wholesale, the Company plays a modest retail role through product showrooms and other marketing efforts of certain items. It handles products of over 2,000 vendors and sells to thousands of customers, largely in the industrial and construction sectors of the Southern United States. There have been no significant changes in the Company's methods of operation during the last five years. However, the growing demand for computer-based, fully automated procurement systems for MRO (maintenance, repair and operating) products is attracting new business and widening the scope and possibilities for potential sales growth in this market. Noland Company owns a fifty percent interest in joint ventures in Spain and Panama. In addition, the Company sells air conditioning equipment to customers in several South American countries.

               (b) The Company operates in only one industry segment, the distribution of mechanical equipment and supplies.
                    Markets for these products include contractors, industrial plants, utilities and others.

               (c) During the last five years, the Company has continued to serve essentially the same markets described in Item 1 (1)
                    (b). Current plans call for the continuation of this policy. The Company does not manufacture any products.

          (i) Total sales of each class of similar products for the last five years are as follows:

                           1998       1997       1996      1995       1994
                                          (In thousands)

    Plumbing/Heating     $252,835   $250,327   $241,235   $245,407   $241,273
    Air Conditioning      114,043    112,013    115,963    110,920     90,574
    Electrical/Industrial  98,601    102,625    108,507    113,185    108,355
                         $465,479   $464,965   $465,705   $469,512   $440,202



    Not all branches have all three departments. If a product department does not exist in a particular branch, any sales of that department's products are attributed to the department that makes the sale.

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

             (vii) The dollar amount of the Company's backlog of orders believed to be firm was approximately $39,210,142 at December 31, 1998 and $35,572,435 at December 31, 1997.

             (viii)The portion of the Company's business with the Government and subject to renegotiation is not considered material.

             (ix) The wholesale distribution of all products in which the Company is engaged is highly competitive. Competition results primarily from price, service and the availability of goods. Industry statistics indicate that Noland Company is one of the larger companies in its field.

             (x) Company-sponsored research and development activities expenditures in 1998, 1997 and 1996 were immaterial.

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

             (xii) As of December 31, 1998, the Company employed 1,554 persons.

                (d)The Company operates principally in the Southern United
                   States.

  Item 2 Properties

       The main properties of the Company consist of 106 facilities, including warehouses, offices, showrooms, paved outside storage areas and covered pipe storage sheds. These are located in the following states: Alabama, Arkansas, Florida, Georgia, Kentucky, Maryland, Mississippi, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas, Virginia and West Virginia. Thirteen are held under leases and the remaining ninety-three are owned by the Company. The executive office of the Company is located at 80 29th Street, Newport News, Virginia 23607.

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

          None

Additional Item

            Executive Officers of the Registrant


                          Positions and Offices     Business Experience
    Name              Age Held with Registrant      During the Past Five Years

Lloyd U. Noland, III  55  Chairman of the Board,    Chief Executive Officer
                          President and Director.   of the Registrant.
                          Officer since 1981

A. P. Henderson, Jr.  55  Vice President-Finance.   Chief Financial Officer
                          Officer since 1983        of the Registrant.

Kenneth C. King       56  Vice President-Marketing  Responsible for the
                          and Branch Operations.    Registrant's Marketing.
                          Officer since 1998

John E. Gullett       57  Vice President-Corporate  Responsible for the
                          Communications.           Registrant's Corporate
                          Officer since 1982        Communications Department.

James E. Sykes, Jr.   55  Treasurer/Secretary.      Responsible for
                          Officer since 1982        Registrant's treasury
                                                    functions and secretarial
                                                    duties.

All executive officers were elected for a term of one year beginning May 1, 1998 and/or until their successors are elected and qualified. None of the executive officers are related by blood, marriage or adoption. Service has been continuous since the date elected to their present positions. There are no arrangements or understandings between any officer and any other person pursuant to which he was elected an officer.



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

Item 6  Selected Financial Data

        The information set forth under the caption "Ten-Year Review of Selected Financial Data" relating to sales, net income, total assets, long-term debt, net income per share and dividends per share for the years 1994 through 1998 is incorporated herein by reference from pages 20 and 21 of the enclosed Noland Company Annual Report to Stockholders for the year ended December 31, 1998.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information set forth under the above caption is incorporated herein by reference from pages 10 and 11 of the enclosed Noland Company Annual Report to Stockholders for the year ended
        December 31, 1998.

Item 8  Financial Statements and Supplementary Data

        The following consolidated financial statements of Noland Company, included in the Annual Report to Stockholders for the year ended December 31, 1998, are incorporated herein by reference:

                                                                     Annual
                                                                    Report to
                                                                   Stockholders
                                                                      (page)

        Report of Independent Accountants                               12

        Consolidated Statement of Income and Retained Earnings--
         Years ended December 31, 1998, 1997 and 1996                   13

        Consolidated Balance Sheet--December 31, 1998, 1997 and 1996    14

        Consolidated Statement of Cash Flows --
         Years ended December 31, 1998, 1997 and 1996                   15

        Notes to Consolidated Financial Statements                      16-19



Item 9  Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure

        None


                                PART III


Item 10 Directors and Executive Officers of the Registrant

        Data relating to Directors is incorporated herein by reference from pages 2 and 3 of the 1999 Noland Company Proxy Statement for the April 21, 1999, Annual Meeting of Stockholders.

        Data relating to Executive Officers is included in Part I of this report.

Item 11 Executive Compensation

        The information set forth under the caption "Compensation of Executive Officers" on page 4 of the 1999 Noland Company Proxy Statement for the April 21, 1999, Annual Meeting of Stockholders is incorporated herein by reference.

Item 12 Security Ownership of Certain Beneficial Owners and Management

        The information set forth under the captions "Voting Securities and Principal Holders Thereof" and "Nominees for Director" on pages 1, 2 and 3 of the 1999 Noland Company Proxy Statement for the
        April 21, 1999, Annual Meeting of Stockholders is incorporated herein by reference.

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

                 Report of Independent Accountants

                 Consolidated Statement of Income and Retained
                 Earnings--Years Ended December 31, 1998, 1997
                 and 1996

                 Consolidated Balance Sheet--December 31,
                 1998, 1997 and 1996

                 Consolidated Statement of Cash Flows
                 --Years ended December 31,
                 1998, 1997 and 1996

                 Notes to Consolidated Financial Statements

      With the exception of the aforementioned information incorporated by reference and the information in the 1998 Annual Report to Stockholders on the inside back cover and pages 10, 11, 20 and 21 incorporated in response to Items 5, 6 and 7 in this Form 10-K Annual Report, the 1998 Annual Report to Stockholders is not to be deemed "filed" as part of this report. The individual financial statements of the registrant have not been filed because consolidated financial statements are filed. The registrant is an operating company and the subsidiary is wholly owned.


             2.  Financial Statement Schedules

                 Included in PART IV of this report:

                 For the three years ended December 31, 1998


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


       (b)   Reports on Form 8-K - None

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

December 31, 1998    $1,008,132  $571,177(1)  $   -       $571,177       $1,008,132

December 31, 1997    $1,008,132  $745,062(1)  $   -       $745,062       $1,008,132

December 31, 1996    $1,008,132  $855,577(1)  $   -       $855,577       $1,008,132






















[FN]
(1) Net of recoveries on bad debts of $757,765 for 1998, $855,090 for 1997 and $657,609 for 1996.

(2)  Represents charges for which reserve was previously provided.

                               Signatures


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    NOLAND COMPANY


March 22, 1999                By  Lloyd U. Noland, III
                                  Chairman of the Board
                                     and President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                                  Chairman of the Board,
Lloyd U. Noland, III              President and Director        March 22, 1999
Lloyd U. Noland, III

                                  Vice President-Finance,
                                  Chief Financial Officer
Arthur P. Henderson, Jr.          and Director                  March 22, 1999
Arthur P. Henderson, Jr.

                                  Vice President-Marketing
                                  and Branch Operations
Kenneth C. King                   and Director                  March 22, 1999
kenneth C. King



James E. Sykes, Jr.               Treasurer/Secretary           March 22, 1999
James E. Sykes, Jr.



Allen C. Goolsby, III             Director                      March 22, 1999
Allen C. Goolsby, III

                      PRICEWATERHOUSECOOPERS LLP

                   REPORT OF INDEPENDENT ACCOUNTANTS

             ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULES




    Our report on the consolidated financial statements of Noland Company and Subsidiary has been incorporated by reference in this Form 10-K from page 12 of the 1998 Annual Report to Stockholders of Noland Company. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14 (a) 2 on page 8 of this Form 10-K.

    In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




                                         PricewaterhouseCoopers LLP


Virginia Beach, Virginia
February 19, 1999

                         EXHIBIT INDEX


Exhibit Number       Exhibit                            Page


      (2)    Plan of acquisition, reorganization,
             liquidation or succession                Not Applicable

      (3)    Articles of Incorporation and Bylaws     Previously Filed


      (4)    Instruments defining the rights of
             Security holders, including indentures   Not Applicable

      (9)    Voting trust agreement                   Not Applicable

     (10)    Restricted Stock Plan                      13 - 18

     (11)    Statement regarding computation of per
             share earnings--clearly determinable     Not Applicable

     (12)    Statement regarding computation of
             ratios                                   Not Applicable

     (13)    Portions of Annual Report to
             Stockholders                               20 - 37

     (16)    Letter regarding change in a certifying
             accountant                               Not Applicable

     (18)    Letter regarding change in accounting
             principles                               Not Applicable

     (21)    Subsidiary of the registrant             Previously Filed

     (22)    Published report regarding matters
             submitted to vote of security holders    Not Applicable

     (23)    Consents of experts and counsel          Not Applicable

     (24)    Power of attorney                        Not Applicable

     (27)    Financial data schedule                       38

     (28)    Information from reports furnished to
             state insurance regulatory authorities   Not Applicable




    As to any security holder requesting a copy of the Form 10-K, the Company will furnish any exhibit indicated in the above list as filed with the Form 10-K upon payment to it of its expenses in furnishing such exhibit.

              This page intentionally left blank.

                        NOLAND COMPANY

                     RESTRICTED STOCK PLAN


































                   Effective April 20, 1994

                         NOLAND COMPANY
                      RESTRICTED STOCK PLAN


                           ARTICLE I

                           DEFINITIONS


1.01 Affiliate means any "parent corporation" or "subsidiary corporation" as such terms are defined in Section 424 of the Code.

1.02 Agreement means a written agreement (including any amendment or supplement thereto) between the Company and a Participant specifying the terms and conditions of an award of Restricted Stock to such Participant.

1.03  Board means the Board of Directors of the Company.

1.04 Code means the Internal Revenue Code of 1986, and any amendments thereto.

1.05 Committee means the Compensation Committee of the Board, which shall be responsible for the administration of the Plan.

1.06  Common Stock means the common stock, $10.00 par value, of the Company.

1.07  Company means Noland Company.

1.08 Disability means that a Participant is permanently and totally disabled within the meaning of Section 22(e)(3) of the Code.

1.09 Fair Market Value means, on any given date, the average of the bid and asked prices of the Common Stock as reported on the NASDAQ over-the-counter national reporting system of the National Association of Securities Dealers, Inc., as reported by the National Quotation Bureau, Inc. If the Common Stock was not traded on the NASDAQ over-the-counter national market on such date, then the Fair Market Value is determined with reference to the next preceding day that the Common Stock was so traded.

1.10 Holding Period means, as to any grant, the three (3) year period beginning on the date of a grant of a Restricted Stock award, and ending as of the close of business the day preceding the third anniversary of the date of grant.

1.11 Participant means an employee of the Company or of an Affiliate, including an employee who is a member of the Board, who satisfies the requirements of Article IV and is selected by the Committee to receive a Restricted Stock award.

1.12  Plan means the Noland Company Restricted Stock Plan.

1.13 Restricted Stock means shares of Common Stock awarded to a Participant under Article VI. Shares of Common Stock shall cease to be Restricted Stock when, in accordance with the terms of the applicable Agreement, they become transferable and free of substantial risks of forfeiture.

1.14 Retirement means that a Participant has separated from service on or after his early retirement date as set forth in a tax-qualified pension or profit sharing plan maintained by the Company or an Affiliate and in which he is a participant.

                             ARTICLE II

                              PURPOSES


    The Plan is intended to assist the Company in recruiting, retaining, and motivating employees with ability and initiative by enabling employees to participate in its future success and to associate more closely their interests with those of the Company and its shareholders. The Plan will grant Common Stock to selected senior executives whom the Company believes have the opportunity to influence the performance of the Common Stock. As shareholders, such individuals will have the additional incentive to take actions and make decisions that will enhance the value of the stock to both the Company and its shareholders. The Plan is intended to permit the award of shares of Restricted Stock.


                             ARTICLE III

                            ADMINISTRATION


    Except as provided in this Article III, the Plan shall be administered by the Committee. The Committee shall have authority to award Restricted Stock upon such terms (not inconsistent with the provisions of this Plan) as the Committee may consider appropriate. Such terms may include conditions (in addition to those contained in this Plan) on the transferability or forfeitability of Restricted Stock. Notwithstanding any such conditions, the Committee may, in its discretion, accelerate the time at which Restricted Stock may become transferable or nonforfeitable in the event of death, Disability or Retirement. In addition, the Committee shall have complete authority to interpret all provisions of this Plan; to prescribe the form of Agreements; to adopt, amend, and rescind rules and regulations pertaining to the administration of the Plan; and to make all other determinations necessary or advisable for the administration of this Plan. The express grant in the Plan of any specific power to the Committee shall not be construed as limiting any power or authority of the Committee. Any decision made, or action taken, by the Committee or in connection with the administration of this Plan shall be final and conclusive. No member of the Committee shall be liable for any act done in good faith with respect to this Plan or any Agreement, or Restricted Stock award. All expenses of administering this Plan shall be borne by the Company.

    The Committee, in its discretion, may delegate to one or more officers of the Company, all or part of the Committee's authority and duties with respect to Participants who are not subject to the reporting and other provisions of
Section 16 of the Securities Exchange Act of 1934, as in effect from time to time. In the event of such delegation, and as to matters encompassed by the delegation, references in the Plan to the Committee shall be interpreted as a reference to the Committee's delegate or delegates. The Committee may revoke or amend the terms of a delegation at any time but such action shall not invalidate any prior actions of the Committee's delegate or delegates that were consistent with the terms of the Plan. The Committee shall maintain a written record of its actions.


                             ARTICLE IV

                             ELIGIBILITY


4.01 General. Any senior executive of the Company or of any Affiliate (including any corporation that becomes an Affiliate after the adoption of this Plan) is eligible to participate in this Plan if the Committee so deter-mines. Any such employee may be awarded shares of Restricted Stock, but all such share awards shall be discretionary by the Committee. A Director of the Company who is an employee of the Company or an Affiliate may be awarded shares of Restricted Stock under this Plan. A member of the Committee may not participate in this Plan during the time that his participation would prevent the Committee from being "disinterested" for purposes of Securities and Exchange Commission Rule 16b-3 as in effect from time to time.

4.02 Grants. The Committee will designate individuals to whom shares of Restricted Stock are to be awarded and will specify the number of shares of Common Stock subject to each award. All awards shall be discretionary and determined from year to year. All shares of Restricted Stock shares awarded under this Plan shall be evidenced by Agreements which shall be subject to applicable provisions of this Plan and to such other provisions as the Committee may adopt.


                              ARTICLE V

                         STOCK SUBJECT TO PLAN


5.01 Source of Shares. The Company shall purchase shares of its Common Stock on the open market for purposes of making grants under the Plan.

5.02 Maximum Number of Shares. The maximum aggregate number of shares of Common Stock that may be issued pursuant to the award of Restricted Stock under this Plan is 50,000, subject to adjustments as provided in this Article V and in Article VII. A maximum of 10,000 shares may be granted during any one calendar year.

5.03 Forfeitures. Any shares of Restricted Stock that are forfeited may be reallocated to other Restricted Stock awards to be granted under this Plan.


                             ARTICLE VI

                          RESTRICTED STOCK


6.01 Award. In accordance with the provisions of Article IV, the Committee will designate each individual to whom an award of Restricted Stock is to be made and will specify the number of shares of Common Stock covered by the award.

6.02 Vesting. The Committee, on the date of the award, shall prescribe that a Participant's rights in the Restricted Stock shall be forfeitable or otherwise restricted. An award of Restricted Stock shall not become transferable or begin to vest during the Holding Period. Following the end of the Holding Period, a grant of a Restricted Stock award shall vest in annual increments of twenty percent (20%) as of each anniversary of the date of grant thereafter so long as the Participant continues in the employ of the Company or an Affiliate. For example, an award made on April 20, 1994, will normally vest twenty percent (20%) on April 20, 1997, and twenty percent (20%) each April 20 thereafter until it is fully vested on April 20, 2001. Unless accelerated by the Committee in the event of death, Disability or Retirement, nonvested shares granted pursuant to a Restricted Stock award under this Plan will be forfeited if the Participant separates from the service of the Company or an Affiliate for any reason.

6.03 Shareholder Rights. Prior to their forfeiture in accordance with the terms of the Agreement and while the shares are Restricted Stock, a Participant will have all rights of a shareholder with respect to Restricted Stock, including the right to receive dividends and vote the shares; provided, however, that (i) a Participant may not sell, transfer, pledge, exchange, hypothecate, or otherwise dispose of Restricted Stock, (ii) the Company shall retain custody of the certificates evidencing shares of Restricted Stock, and
(iii) the Participant will deliver to the Company a stock power, endorsed in blank, with respect to each award of Restricted Stock. The limitations set forth in the preceding sentence shall not apply after the shares cease to be Restricted Stock.


                             ARTICLE VII

               ADJUSTMENT UPON CHANGE IN COMMON STOCK


    The maximum number of shares that may be issued pursuant to the award of Restricted Stock under this Plan shall be proportionately adjusted, and the terms of outstanding Restricted Stock awards shall be adjusted, as the Committee shall determine to be equitably required in the event that (a) the Company (i) effects one or more stock dividends, stock split-ups, subdivisions or consolidations of shares or (ii) engages in a merger, consolidation, acquisition of property or stock (within the meaning of Section 424(a) of the Code), separation, reorganization or liquidation or (b) there occurs any other event which, in the judgment of the Committee necessitates such action. Any determination made under this Article VII by the Committee shall be final and conclusive.

    The issuance by the Company of shares of stock of any class, or securities convertible into shares of stock of any class, for cash or property, or for labor or services, either upon direct sale or upon the exercise of rights or warrants to subscribe therefor, or upon conversion of shares or obligations of the Company convertible into such shares or other securities, shall not affect, and no adjustment by reason thereof shall be made with respect to, outstanding awards of Restricted Stock.


                            ARTICLE VIII

        COMPLIANCE WITH LAW AND APPROVAL OF REGULATORY BODIES


    No Common Stock shall be issued, no certificates for shares of Common Stock shall be delivered, and no payment shall be made under this Plan except in compliance with all applicable federal and state laws and regulations (including, without limitation, withholding tax requirements) and the rules of all domestic stock exchanges on which the Company's shares may be listed. The Company shall have the right to rely on an opinion of its counsel as to such compliance. Any share certificate issued to evidence Common Stock for which shares of Restricted Stock are awarded, may bear such legends and statements as the Committee may deem advisable to assure compliance with federal and state laws and regulations. No Common Stock shall be issued, no certificate for shares shall be delivered, and no payment shall be made under this Plan until the Company has obtained such consent or approval as the Committee may deem advisable from regulatory bodies having jurisdiction over such matters.


                             ARTICLE IX

                         GENERAL PROVISIONS


9.01 Effect on Employment. Neither the adoption of this Plan, its operation, nor any documents describing or referring to this Plan (or any part thereof) shall confer upon any employee any right to continue in the employ of the Company or an Affiliate or in any way affect any right and power of the Company or an Affiliate to terminate the employment of any employee at any time with or without assigning a reason therefor.

9.02 Unfunded Plan. The Plan, insofar as it provides for grants, shall be unfunded, and the Company shall not be required to segregate any assets that may at any time be represented by grants under this Plan. Any liability of the Company to any person with respect to any grant under this Plan shall be based solely upon any contractual obligations that may be created pursuant to this Plan. No such obligation of the Company shall be deemed to be secured by any pledge of, or other encumbrance on, any property of the Company.

9.03 Rules of Construction. Headings are given to the articles and sections of this Plan solely as a convenience to facilitate reference. The reference to any statute, regulation, or other provision of law shall be construed to refer to any amendment to or successor of such provision of law.

9.04 Employee Status. In the event that awards of Restricted Stock may become vested or earned only during employment or within a specified period of time after termination of employment, the Committee may decide to what extent leaves of absence for governmental or military service, illness, temporary disability, or other reasons shall not be deemed interruptions of continuous employment.


                              ARTICLE X

                              AMENDMENT


    The Board may amend or terminate this Plan from time to time; provided, however, that no amendment may become effective until shareholder approval is obtained if (i) the amendment increases the aggregate number of shares of Common Stock that may be issued under the Plan or (ii) the amendment changes the class of individuals eligible to become Participants. No amendment shall, without a Participant's consent, adversely affect any rights of such Participant under any outstanding Restricted Stock award at the time such amendment is made.


                             ARTICLE XI

                          DURATION OF PLAN


    No shares of Restricted Stock may be granted under this Plan after April 19, 2004. Restricted Stock granted before that date shall remain valid in accordance with its terms.


                             ARTICLE XII

                       EFFECTIVE DATE OF PLAN


    Shares of Restricted Stock may be awarded under this Plan upon its approval by shareholders holding a majority of the Company's outstanding voting stock, voting either in person or by proxy at a duly held shareholders' meeting.

                              EXHIBIT 13
                                INDEX


                                              Page

Management's Discussion                       20-22

Report of Independent Accountants             23

Quarterly Financial Data                      24

Consolidated Statement of Income              25

Consolidated Balance Sheet                    26

Consolidated Statement of Cash Flows          27

Notes to Consolidated Financial Statements    28-33

Ten Year Review                               34-35

Inside Back Cover                             36-37

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS



  The following discussion focuses on the consolidated results of operations, financial condition and cash flows of Noland Company. This section should be read in conjunction with the consolidated financial statements and notes.

Results of Operations

  Sales for 1998, 1997 and 1996 were $465.5 million, $465 million and $465.7 million, respectively. The year started with a sales decline of six percent at the end of the first quarter but recovered with a sales increase in each subsequent quarter. The plumbing and air conditioning departments turned in higher sales compared to a year ago, while the electrical and industrial business declined.

  Gross profit margins declined slightly to 20.1 percent in 1998, down from
20.2 percent for 1997.  The gross profit margin for 1996 was 19.5 percent.
The lower profit margin caused gross profit dollars to decline $307,000 from a year ago. 1998's gross profit margin suffered from the year-end LIFO adjustment which increased cost of goods sold by $381,000 through a combination of deflation in three of the four product departments and liquidation of certain inventory layers carried at higher costs as compared with the cost of 1998 purchases. The 1997 LIFO inventory adjustment decreased cost of goods sold by $1,040,000, while the 1996 adjustment decreased cost of goods sold by $207,000.

  Operating expenses increased slightly over 1997, including a $2 million increase in casualty and medical insurance cost that was offset in part by a $1.3 million increase in pension credits. In 1997, operating expenses were
3.9 percent greater than 1996.


  Operating expenses, as a percent of sales, were 18.9 percent in 1998 and 1997, and 18.1 percent in 1996.

  In 1998, the lower gross profit and higher operating expenses resulted in a 9.4 percent decline in operating profits compared to 1997. Interest expense increased 13.9 percent to $3.5 million in 1998 from $3.1 million in 1997 due to higher average inventories and additional long-term debt used to purchase vehicles. The higher average inventories resulted from several new integrated supply contracts and the implementation of a new inventory management system. 1997 interest expense was 8.9 percent more than 1996.

  These declines were offset by higher non-operating income and lower income taxes generating net income of $5.9 million compared to $5.5 million for 1997 and $5.9 million for 1996.

Liquidity and Capital Resources

  The Company maintains its short and long-term liquidity through: (1) cash flow from operations; (2) short-term financings; (3) bank line of credit arrangements, when needed; and (4) additional long-term debt, when needed.

  The primary source of liquidity in 1998 came from financing activities including additional short- and long-term debt. Net cash provided by operating activities was $1.9 million in 1998 compared to $17.4 million in 1997 and $7.9 million in 1996. The inventory build-up and an increase in accounts receivable produced much of this decline. The most significant use of cash in 1998 was for capital expenditures of $14.8 million. Over $5 million of the expenditures was for upgrading the automobile and truck fleet. The Company's financial position remains strong with working capital of $65.3
million and a current ratio of 2.0 to 1.   Management believes the Company's
liquidity, working capital and capital resources are sufficient to meet the working capital and capital expenditure needs of the foreseeable future.

  At December 31, 1998, the Company was not in compliance with a loan covenant relating to debt which the lender permanently waived. In conjunction with granting the waiver, the Company and the lender agreed to terminate a $10,000,000 long-term credit agreement and replace it with a $10,000,000 uncommitted credit facility. The Company anticipates having a new long-term credit facility in place by the end of April 1999.

Outlook

  In 1998, the Company expanded its use of technology and completed the centralization of credit operations. This improved productivity through the elimination of personnel and strengthened operations. These developments, along with the projected completion of the new inventory management initiative and the recent upward turn in sales, give us good reason to be optimistic about 1999 results.

  Included in this discussion and in other sections of this Report are forward-looking statements that reflect management's current outlook for the future. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the statements. Such risks and uncertainties include, but are not limited to, general business conditions, climatic conditions, competitive pricing pressures, product availability, and successful implementation of the Company's new sales and inventory management initiatives.

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

Year 2000

  The Company is both internally and externally dependent on computer software that uses a two digit dating technique. In 1997, the Company developed and implemented a plan to address significant Year 2000 deficiencies in its internal computer hardware, software, related systems, non-information technology systems and third-party risks.

  For information technology systems all new hardware and software purchased as part of an ongoing replacement process have been certified by the vendor as Year 2000 compliant. The Company paid a contractor $20,000 to address specific Year 2000 issues while all other Year 2000 work has been accomplished by existing staff. All programs and modules have been bench tested and migrated into production. All funds for Year 2000 costs have come from operations. Future expenditures for Year 2000, issues which are expected to be insignificant, will also come from operations. No information technology projects have been postponed or cancelled as a result of the Company's efforts to become Year 2000 compliant. In the event of internal Year 2000 failure, the Company intends to process transactions manually until its systems are restored.

  Noland Company is dependent on other organizations such as vendors, customers, support services, and the infrastructure that have Year 2000 concerns. Year 2000 issues are also present in some products sold by Noland, but they represent less than one percent of the Company's sales. Noland has received and/or mailed hundreds of communications regarding Year 2000 issues. Thus far, we have not identified any significant vendors, manufacturers, customers, or support organizations that have advised us of Year 2000 issues that will not be effectively addressed. It is possible that Noland has not been advised of issues that will not be corrected and will fail. The amount of loss imposed upon Noland, if any, will depend upon the specific issue that fails. Most of Noland's products purchased for resale can be obtained from alternative sources. The Company has been assured by its primary vendors that they are successfully addressing the Year 2000 issue.

  The failure of the United States postal service, federal banking system, the country's electric power generating "grid", and similar infrastructure losses could cause material problems for the Company's operations. The amount of any loss would depend upon the severity and length of the disruption. Noland Company has no reasonable way to estimate those losses, if any.

REPORT OF INDEPENDENT ACCOUNTANTS
PRICEWATERHOUSECOOPERS
                                       PricewaterhouseCoopers LLP

To the Board of Directors and Stockholders of Noland Company:

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and retained earnings and of cash flows present fairly, in all material respects, the financial position of Noland Company and its subsidiary at December 31, 1998, 1997, and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and the significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



Virginia Beach, Virginia
February 19, 1999

Selected Quarterly Financial Data (unaudited)

 (In thousands, except per share amounts)

                 FirstQuarter       SecondQuarter       ThirdQuarter        FourthQuarter            Year
                1998      1997      1998      1997      1998      1997      1998       1997       1998      1997

Sales         $103,885  $110,930  $119,919  $117,719  $124,851  $122,014  $116,824   $114,302   $465,479  $464,965

Gross Profit  $ 20,551  $ 22,283  $ 23,743  $ 22,792  $ 24,385  $ 23,837  $ 24,767   $ 24,841   $ 93,446  $ 93,753

Net Income    $    656  $    638  $  1,640  $    655  $  1,587  $    981  $  1,987(A)$  3,269(A)$  5,870  $  5,543

Basic Earnings$  .18    $    .17  $    .44  $    .18  $    .43  $    .26  $    .54(A)$    .89(A)$   1.59  $   1.50

     Per Share

(A)    The Company uses estimated gross profit rates to determine cost of goods sold during interim periods.
       Year-end inventory adjustments to reflect actual inventory levels are made in the fourth quarter.
       These previously undeterminable adjustments had the effect of (decreasing) increasing net income for the fourth quarter of 1998 and 1997 by approximately $82,000 ($.02 per share) and $1,278,000 ($.35 per share), respectively.  Other year-end adjustments related to estimated accruals increased fourth quarter 1997 net income $977,000 ($.27 per share).

CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
Noland Company and Subsidiary


For the years ended December 31, 1998, 1997, and 1996
(In thousands, except per share amounts)    1998        1997       1996
                                                      C>
Sales                                     $465,479    $464,965   $465,705

Cost of Goods Sold:

     Purchases and freight in              376,133     369,900    384,626

     Inventory, January 1                  66,470       67,782     58,072

     Inventory, December 31                (70,570)    (66,470)   (67,782)

         Cost of Goods Sold                372,033     371,212    374,916

Gross Profit on Sales                      93,446       93,753     90,789

Operating Expenses                         87,927       87,659     84,383

Operating Profit                            5,519        6,094      6,406

Other Income:

     Cash Discounts, net                    4,534        4,096      4,196

     Service charges                        1,251        1,195      1,512

     Miscellaneous                          1,385          577        371

         Total Other Income                 7,170        5,868      6,079

Interest Expense                            3,498        3,078      2,828

Income Before Income Taxes                  9,191        8,884      9,657

Income Taxes                                3,321        3,341      3,794

Net Income                               $  5,870     $  5,543   $  5,863

Retained Earnings, January 1               83,875       79,516     74,837

Cash Dividends Paid ($ .32 per share)      (1,184)      (1,184)    (1,184)

Retained Earnings, December 31           $ 88,561     $ 83,875   $ 79,516

Basic Earnings Per Share                 $   1.59     $   1.50   $   1.58














[FN]
The accompanying notes are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET
Noland Company and Subsidiary


December 31, 1998, 1997, and 1996
(In thousands)                                      1998     1997     1996

Assets

Current Assets:

  Cash and cash equivalents                       $  3,319 $  5,674 $  3,508

  Accounts receivable                               55,451   49,984   52,867
    (net of allowance for doubtful accounts)

  Inventory (net of reduction to LIFO)              70,570   66,470   67,782

  Deferred income taxes                              1,948    1,706    2,183

  Prepaid expenses                                     299      185      389

      Total Current Assets                         131,587  124,019  126,729

Property and Equipment, at cost:

  Land                                              13,127   13,384   13,026

  Buildings                                         81,348   76,945   74,531

  Equipment and fixtures                            63,815   55,714   54,654

  Property in excess of current needs                1,876    1,873    2,054

      Total                                        160,166  147,916  144,265

  Less accumulated depreciation                     74,361   68,491   65,368

      Total Property and Equipment, net             85,805   79,425   78,897

Assets Held for Resale                               1,021    1,241    1,291

Prepaid Pension                                     14,847   12,874   12,223

Other Assets                                         1,068      889      745

                                                  $234,328 $218,448 $219,885

Liabilities and Stockholders' Equity

Current Liabilities

  Notes payable, short-term borrowings            $  7,500 $  5,750 $  6,000

  Current maturity of long-term debt                14,872    2,896    3,228

  Book overdrafts                                   10,525    5,348    6,338

  Accounts payable                                  21,890   21,030   19,199

  Other accruals and liabilities                    10,997   12,277   14,097

  Federal and state income taxes                       535      873      488

      Total Current Liabilities                     66,319   48,174   49,350

Long-term Debt                                      32,413   39,784   45,039

Deferred Income Taxes                                9,122    8,807    8,544

Accrued Postretirement Benefits                      1,241      916      660

Stockholders' Equity:

  Capital common stock, par value, $10;

      authorized, 6,000,000 shares;
      issued 3,700,876 shares                       37,009   37,009   37,009

  Retained earnings                                 88,561   83,875   79,516

      Total                                        125,570  120,884  116,525

  Less unearned compensation, restricted stock         337      117      233

      Stockholders' Equity                         125,233  120,767  116,292

                                                  $234,328 $218,448 $219,885



[FN]
The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
Noland Company and Subsidiary

For the years ended December 31, 1998, 1997, and 1996


(In thousands)                                      1998     1997     1996
Cash Flows From Operating Activities:

Net Income                                        $  5,870 $  5,543 $  5,863

Adjustments to reconcile net income to net cash

   provided by operating activities:

   Depreciation and amortization                     6,092    6,305    6,686

   Deferred income taxes                                73      740      (89)

   Provision for doubtful accounts                   1,441    1,710    1,513

   Gain on sale of property                             -       (53)      (4)

   Change in operating assets and liabilities:

     (Increase) decrease in accounts receivable     (6,908)   1,173    1,320

     (Increase) decrease in inventory               (4,100)   1,312   (6,051)

     (Increase) decrease in prepaid expenses          (114)     204     (113)

     Decrease in assets held for resale                220       50     -

     (Increase) decrease in other assets              (258)    (230)     532

     Increase (decrease) in accounts payable           860    1,831   (2,151)

     (Decrease) in other accruals and liabilities   (1,280)  (1,820)    (139)

     (Decrease) increase in federal and state
                income taxes                          (338)     385      320

     Increase in postretirement benefits               325      256      234

Total adjustments                                   (3,987)  11,863    2,058

      Net cash provided by operating activities      1,883   17,406    7,921

Cash Flows From Investing Activities:

   Capital expenditures                            (14,751)  (9,339)  10,890

   Proceeds from sale of assets                        473    2,017      858

   Purchase of note receivable                          -      -     (13,091)

   Collections on note receivable                       -      -       4,136

      Net cash used by investing activities        (14,278)  (7,322) (18,987)

Cash Flows From Financing Activities:

   Increase (decrease) in book overdrafts            5,177     (990)  (5,630)

   Short-term borrowings                           203,800  169,300  112,500

   Short-term payments                            (202,050)(169,500)(106,500)

   Long-term borrowings                              7,500   12,660    7,500

   Long-term repayments                             (2,896) (18,247)  (4,565)

   Dividends paid                                   (1,184)  (1,184)  (1,184)

   Purchase (sale) of restricted stock                (307)      93     (125)

   Net cash provided (used) by financing activities 10,040   (7,918)   1,996

Cash and Cash Equivalents:

(Decrease) increase during year                     (2,355)   2,166   (9,070)

Beginning of year                                  $ 5,674  $ 3,508 $ 12,578

End of year                                          3,319    5,674    3,508

Supplemental Disclosures of Cash Flow Information:

Cash paid during the year for:

   Interest                                        $ 3,448  $ 3,104 $  3,059

   Income taxes                                   $  3,790  $ 2,222 $  3,973




[FN]
The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Noland Company and Subsidiary

1.   Principal Business of the Company
     Noland Company is a wholesale distributor of mechanical equipment and supplies. These products are categorized under plumbing/heating, air conditioning, and electrical/industrial.

     Markets for these products include contractors, industrial plants, utilities and others.

2.   Summary of Significant Accounting Policies
a.   Principles of Consolidation
     The consolidated financial statements include the accounts of Noland Company and its wholly owned subsidiary. All material intercompany transactions have been eliminated.

     The Company owns a fifty percent interest in two foreign joint ventures and accounts for both entities under the equity method of accounting. The aggregate investment in and results of operations from both joint ventures are not material.

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

     The Company reevaluates property, plant, and equipment whenever significant events or changes occur which might impair recovery of recorded costs. Impaired assets, if any, are written down to fair value.

     Property in excess of current needs consists primarily of land held for possible future expansion.

e.   Income Taxes
     A deferred tax asset or liability is recognized for the deferred tax consequences of all temporary differences.

f.   Cash and Cash Equivalents
     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Due to the short maturity period of cash and cash equivalents, the carrying amount approximates the fair value.

     The Company has no requirements for compensating balances. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

g.   Extra Compensation
     All employees with at least one year of service participate in one or more of the Company's extra compensation plans which are based on earnings before income taxes and certain adjustments. The cost of these plans was $1,654,000 in 1998, $1,604,000 in 1997 and $1,897,000 in 1996.

h.   Unearned Compensation - Restricted Stock Plan
     The Company provides a restricted stock plan for corporate executives of the Company. Under the Plan, 50,000 shares in the aggregate, limited to 10,000 shares per year, may be granted as restricted stock. Participants may not dispose or otherwise transfer stock granted for three years from date of grant. Restrictions lapse at the rate of 20 percent of the stock per year beginning at the end of the third year. Upon issuance of stock under the plan, unearned compensation equivalent to the market value at the date of grant is charged to stockholders' equity and subsequently amortized over seven years. The number of shares granted in 1998 and 1996 was 9,700 and 6,000, respectively. There were no awards in 1997. The fair value of the awards in 1998 and 1996 was $236,000 and $125,000. These amounts were reflected as unearned compensation - restricted stock. The amount amortized to compensation expense in 1998, 1997 and 1996 was $88,000, $67,000 and $50,000, respectively. In addition, 2,000 shares were cancelled in 1997 resulting in additional expense of $48,000.

i.   Earnings Per Share
     Basic and diluted earnings per share are calculated on 3,700,876 shares outstanding.

j.   Professional Standards
     Statements of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" is effective for periods beginning after June 15, 1999. The Company has no derivative instruments or hedging activities. Adoption of SFAS No. 133 is not expected to have a material effect on the financial condition or results of operations of the Company. Statements of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information" is effective for 1998. The Company concluded it operates in only one segment.

3.   Accounts Receivable
     Accounts receivable are net of an allowance for doubtful accounts of $1,008,000 for 1998, 1997 and 1996. Bad debt charges, net of recoveries, were $684,000 for 1998, $855,000 for 1997 and $856,000 for 1996.

4.   Inventory
     Comparative year-end inventories are as follows:



(In thousands)                            1998       1997       1996

Inventory, at approximate

  replacement cost                      $103,446   $ 98,965   $101,318

Reduction to LIFO                         32,876     32,495     33,536

LIFO inventory                          $ 70,570   $ 66,470   $ 67,782
     Liquidation of certain inventory layers carried at the higher/lower costs which prevailed in prior years as compared with the costs of 1998 and 1997 purchases had the effect of decreasing 1998 net income $150,000 ($.04 per share) and increasing 1997 net income $393,000 ($.11 per share).

5.   Notes Payable
a.   Short-term Borrowings:
     Amounts payable to banks at December 31, 1998, 1997 and 1996 were $7,500,000, $5,750,000 and $6,000,000, respectively. The average interest rate, which is based on existing Federal Funds rates, was 5.2 percent at December 31, 1998 and 7.1 percent at December 31, 1997 and 1996. The carrying amount of these short-term borrowings approximates fair value because of the short maturity of the borrowings.
     The Company had unused lines of credit totaling $28.2 million at December 31, 1998.

b. Long-term Debt:

(In thousands)                             1998       1997       1996
Promissory note, 9.60% interest payable

quarterly, $1,850,000 due annually June

1999 through 2000 with balance due June

2001.  (1)                                $ 5,650    $ 7,500    $ 9,350

Promissory note, 6.6% interest

plus $83,333 principal payable

monthly 1999 through 2002.  (1)             4,000      5,000       -

Promissory note, variable interest

payable weekly (6.12% at December

31, 1998), principal due March 30,

1999.  (1)                                 10,000     10,000     10,000

Promissory note, variable interest

payable monthly (6.18% at December

31, 1998), principal due August

2000.  (2)                                 15,000      7,500     15,000

Industrial revenue financings, variable

interest payable quarterly (4.11% at

December 31, 1998) with varying

maturities from 1999 to 2004.  (1) (3)     12,050     12,050     13,415

Other                                         585        630        502

                                           47,285     42,680     48,267

Less current maturities                    14,872      2,896      3,228

                                          $32,413    $39,784    $45,039
(1) Subject to agreements that require the Company to maintain not less than $55,000,000 in working capital and not less than a 1.75-to-1 year-end current ratio. Cash dividends cannot exceed 50 percent of earnings, excluding net gains on disposition of capital assets, reckoned accumulatively from January 1, 1986. Earnings retained since that date not restricted under this provision amount to $14,382,000.

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

     At December 31, 1998, the Company was not in compliance with a loan covenant relating to debt which the lender permanently waived. In conjunction with the waiver, the loan converts to an uncommitted short-term credit facility on March 30, 1999. The Company anticipates having a new long-term credit facility in place by the end of April 1999.

     The fair value of the remaining $35.2 million of long-term debt is estimated based on the borrowing rates currently available to the Company for loans with similar terms and average maturities. The fair value of this long-term debt is $35.4 million for 1998.

     Annual maturities of long-term debt for the five years subsequent to December 31, 1998, are as follows: 1999, $14,872,000; 2000, $4,398,000; 2001, $4,427,000; 2002, $1,013,000; 2003, $7,000,000.

6.   Postretirement Benefits
     The following tables reconcile the plan's change in benefit obligation and show the plan's funded status at December 31, 1998, and 1997. Information for 1996 is not available.


(In thousands)                                    1998       1997

Change in benefit obligation

  Benefit obligation at the end

   of the prior year                            $  4,654   $  4,264

  Service cost                                        50         47

  Interest cost                                      320        318

  Plan participants' contributions                    68         54

  Actuarial loss                                     114        338

  Benefit payments                                  (337)      (367)

  Benefit obligation at year end                $  4,869   $  4,654

Reconciliation of funded status

  Funded status                                 $ (4,869)  $ (4,654)

  Unrecognized net actuarial loss                    780        687

  Unrecognized transition obligation               2,848      3,051

  Accrued cost                                  $ (1,241)  $   (916)
     The discount rate used to calculate the benefit obligation was 6.75 percent for 1998, 7.0 percent for 1997 and 7.5 percent for 1996. There are no plan assets. Employer paid benefits are limited to a fixed reimbursement allowance based on years of service at retirement. No health care cost trend assumption is necessary.

     The components of the provision for net periodic postretirement benefit costs are:


(In thousands)                                    1998       1997

Service cost                                     $    50    $    47

Interest cost                                    $   320    $   318

Net amortization                                 $   224    $   203

Net postretirement benefit cost                  $   594    $   568
7.   Retirement Plan
     The following tables reconcile the plan's change in benefit obligation and change in plan assets and show the funded status at December 31, 1998 and 1997.


(In thousands)                                    1998       1997

Change in benefit obligation

  Benefit obligation at the end

   of the prior year                             $39,768    $34,466

  Service cost                                     1,159        976

  Interest cost                                    2,734      2,647

  Actuarial  loss                                  1,832      4,363

  Benefit payments                                (2,590)    (2,684)

  Benefit obligation at year end                 $42,903    $39,768

Change in plan assets

  Fair value of plan assets at

   beginning of year                             $66,243    $55,069

  Actual return on plan assets                    13,500     13,979

  Benefits paid                                   (2,590)    (2,684)

  Fair value of plan assets at year end         $ 77,153   $ 66,364

Reconciliation of funded status

  Funded status                                 $ 34,250   $ 26,596

  Unrecognized net actuarial (gain)              (19,403)   (14,034)

  Unrecognized prior service cost                   -           312

  Prepaid benefit                               $ 14,847   $ 12,874
     Weighted-average assumptions as of the end of the year were:


                                                  1998       1997

Discount rate                                      6.75%      7.0%

Rate of compensation  increase                     4.0%       4.0%

Expected return on plan assets                     8.25%      8.25%
     The components of the credits for the net periodic pension benefit are:



(In thousands)                                    1998       1997

Service cost                                    $  1,159   $    976

Interest cost                                      2,734      2,647

Expected return on plan assets                    (5,365)    (4,446)

Amortization of prior service cost                   312        359

Net Amortization of net actuarial (gain)            (813)      (187)

Net pension benefit                             $ (1,973)  $   (651)
     Comparable information for 1996 is not available.

8.  Income Taxes
    The components of income tax expense are as follows:


(In thousands)                         1998       1997       1996

Federal:

     Current                          $ 2,583    $ 2,612    $ 3,289

     Deferred                            247         285        (76)

State:

     Current                             451         369        594

     Deferred                             40          75        (13)

     Total                            $ 3,321    $ 3,341    $ 3,794

     The components of the net deferred tax liability are:


(In thousands)                         1998       1997       1996

Current deferred (assets)

  Accounts receivable                 $   (95)  $   -       $  (379)

  Inventory                            (1,237)    (1,100)    (1,196)

  Accrued vacation                       (616)      (606)      (608)

    Total net current deferred (asset) (1,948)     (1,706)   (2,183)

Noncurrent deferred (assets) liabilities

  Property and equipment                4,435      4,639      4,694

  Pension asset                         5,587      4,845      4,600

  Postretirement benefit liability       (467)      (345)      (252)

  Other                                  (433)      (332)      (498)

     Total net non current deferred

      liability                         9,122      8,807      8,544

  Net deferred liability              $ 7,174     $ 7,101   $ 6,361
     The reasons for the difference between total tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows:



(In thousands)                         1998        1997      1996

Statutory rate applied to

  pretax income                       $ 3,125     $ 3,021   $ 3,283

State income taxes, net

  of federal tax benefit                  297         244       391

Other                                    (101)         76       120

Total tax expense                     $ 3,321     $ 3,341   $ 3,794


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

     Rental expense under operating leases for 1998, 1997, and 1996 was $1,553,000, $1,694,000 and $1,036,000, respectively.

     Minimum payments due for years after 1998 under noncancelable operating leases are $1,472,000 in 1999, $1,382,000 in 2000, $1,029,000 in 2001, $912,000
in 2002 and $3,686,000 thereafter.

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

11.  Asset Acquisition
     In late 1996 the Company purchased a secured note from Foothill Capital Corporation, issued by Raub Supply Co., for $9.9 million. Additional operating advances of $3.2 million were made through the note to Raub. Collections on the note totaled $4.1 million. Effective December 6, 1996 the Company agreed to accept certain operating assets of Raub, with a fair value of $7.6 million, as partial payment on the note. The outstanding note balance of $1.4 million at December 31, 1996 was paid in 1997. Results, using the purchase method, for the additional locations are included in 1998 and 1997 audited results.

     The following table reflects the unaudited pro forma combined results of operations, assuming the acquisition had occurred at the beginning of 1996:


(In thousands)                                               1996

Net Sales                                                  $488,182

Net income                                                 $  6,117

Basic earnings per share                                   $   1.65
     The pro forma information does not purport to be indicative of the results which actually would have occurred had the acquisition been in effect during the period presented or of results which may occur in the future.

12.  Contingencies
     The Company is a defendant in various lawsuits arising in the normal course of business. In the opinion of management, the outcome of these lawsuits will not have a material adverse effect on the Company's financial position or results of operations.

TEN-YEAR REVIEW OF SELECTED FINANCIAL DATA (Unaudited)
Noland Company and Subsidiary



(Dollar amounts in thousands, except per share data) 1998      1997      1996

Income Statement Data
   Sales                                           $465,479  $464,965  $465,705

   Gross Profit                                      93,446    93,753    90,789

   Operating Expenses                                87,927    87,659    84,383

   Operating Profit (Loss)                            5,519     6,094     6,406

   Interest Expense                                   3,498     3,078     2,828

   Interest Expense as Percent of Total Assets          1.5       1.4       1.3

   Income (Loss) Before Income Taxes                  9,191     8,884     9,657

   Pretax Profit as Percent of Sales                    2.0       1.9       2.1

   Income Taxes Payable (Receivable)                  3,321     3,341     3,794

   Effective Tax Rate                                  36.1      37.6      39.3

   Net Income (Loss)                                  5,870     5,543     5,863

   Income Paid to Stockholders (Cash Dividends)       1,184     1,184     1,184

   Income Reinvested                                  4,686     4,359     4,679

   Property and Equipment Expenditures               14,751     9,339    10,890

   Depreciation and Amortization                      7,977     6,890     6,868

Balance Sheet Data

   Stockholders' Equity                             125,233   120,767   116,292
   Working Capital                                   65,268    75,845    77,379

   Current Ratio                                        2.0       2.6       2.6

   Total Assets                                     234,328   218,448   219,885

   Long-term Debt                                    32,413    39,784    45,039

   Borrowed Funds                                    54,785    48,430    54,267

   Borrowed Funds as Percent of Total Assets           23.4      22.2      24.7

   Total Liabilities as Percent of Total Assets        46.6      44.7      47.1

Per Share Data*

   Basic Earnings (Loss)                               1.59      1.50      1.58

   Cash Dividends Paid to Stockholders                  .32       .32       .32

   Stockholders' Equity (Book Value)                  33.84     32.63     31.42

   Return on Average Stockholders' Equity               4.8       4.7       5.1

   Stock Price Range:

     Average High                                     27.17     24.59     21.81

     Average Low                                      22.27     21.72     18.89

   Number of Employees at December 31                 1,554     1,606     1,692

   Number of Branches at December 31                    106       107       107

Supplemental Information
The Company elected the LIFO method of inventory valuation in 1974.
The above information (i.e., gross profit, income and taxes) is stated on that basis.
Had the Company used the FIFO method, the results would have been:


   Gross Profit                                      93,827    92,713    90,582

   Income (Loss) Before Income Taxes                  9,572     7,844     9,450

   Income Taxes Payable (Receivable)                  3,455     2,949     3,714

   Net Income (Loss)                                  6,117     4,895     5,736

   Net Income (Loss) Per Share                         1.65      1.32      1.55

   Stockholders' Equity (Book Value) Per Share        37.99     37.32     36.32

   Return on Average Stockholders' Equity               4.3       3.6       4.4

[FN]
*Based on 3,700,876 shares outstanding


      1995       1994       1993       1992       1991       1990       1989

    $469,512   $440,202   $402,941   $412,086   $384,535   $428,473   $454,629

      89,087     86,166     77,306     77,265     71,000     79,982     83,328

      83,389     78,259     74,692     73,227     74,355     75,641     75,413

       5,698      7,907      2,614      4,038     (3,355)     4,341      7,915

       3,239      2,626      2,422      3,058      3,724      4,742      5,973

         1.5        1.2        1.2        1.7        2.0        2.5        3.1

       8,237     10,568      5,291      6,610     (1,203)     6,377      8,468

         1.8        2.4        1.3        1.6        NA         1.5        1.9

       3,290      4,341      1,996      2,518       (478)     2,651      3,441

        39.9       41.1       37.7       38.1      (39.7)      41.6       40.6

       4,947      6,227      3,295      4,092       (725)     3,726      5,027

       1,036        888        888        888      1,702      1,665      1,629

       3,911      5,339      2,407      3,204        NA       2,061      3,398

       9,735     10,858      7,611      6,191      7,075     10,798      9,812

       6,655      6,232      6,178      6,365      6,543      6,433      6,306



     111,688    107,865    102,596    100,189     96,985     99,412     97,351

      71,889     65,575     65,203     65,509     64,433     70,701     76,486

         2.4        2.0        2.3        2.8        2.6        2.8        2.8

     213,520    217,085    201,029    185,372    189,072    192,887    195,069

      41,611     36,914     38,505     40,511     42,898     44,299     48,721

      45,332     53,130     47,485     46,097     54,299     56,131     60,030

        21.2       24.5       23.6       24.9       28.7       29.1       30.8

        47.7       50.3       48.9       46.0       48.7       48.5       50.1



        1.34       1.68        .89       1.11       (.20)      1.01       1.36

         .28        .24        .24        .24        .46        .45        .44

       30.18      29.15      27.72      27.07      26.21      26.86      26.30

         4.5        5.9        3.2        4.2        NA        3.8         5.3



       21.31      20.94      18.13      16.13      14.88      19.19      24.19

       18.38      17.56      15.06      13.91      12.25      15.00      22.09

       1,655      1,741      1,683      1,720      1,704      1,797      1,924

          99         99         93         93         92         92         94



      91,187     86,404     77,318     76,541     70,888     80,429     84,486

      10,337     10,806      5,303      5,886     (1,315)     6,824      9,626

       4,124      4,441      2,000      2,226       (495)     2,770      3,815

       6,213      6,365      3,303      3,660       (820)     4,054      5,811

        1.68       1.72        .89        .99       (.22)      1.10       1.57

       34.39      33.69      32.21      31.19      30.81      31.17      30.84

         4.9        5.2        2.8        3.2        NA        3.5         5.2

                        Inside Back Cover Info
Shareholder and Investor Information

Corporate Information
Corporate Headquarters:

Noland Company
80 29th Street
Newport News,  Virginia  23607
(757) 928-9000

Wholly Owned Subsidiary:

Noland Properties, Inc.
400 Wachovia Bank Building
2700 Washington Avenue
Newport News, Virginia  23607
(757) 247-8200

Investor Inquiries or Request for Form 10-K:

Richard L. Welborn
Assistant Vice President-Finance and Tax Administrator
80 29th Street
Newport News, Virginia 23607
(757) 928-9000

Auditors:

PricewaterhouseCoopers LLP
One Columbus Center
Suite 400
Virginia Beach, Virginia 23462

Legal Counsel:

Hunton & Williams
P.O. Box 1535
Richmond, Virginia 23212

Noland on the Internet:
For the latest financial news, career opportunities and other Company information, visit us on the Internet at: www.noland.com

Stock Information

     The Company's common stock is traded over the counter as part of NASDAQ's National Market System (symbol: NOLD). On March 12, 1999, the approximate number of holders of record of the Company's common stock was 2,500.

Market Prices:
     The following table sets forth the reported high and low prices for the common stock on the NASDAQ system:

                            High            Low
   1998
  Qtr. 4                   $28.94         $20.56
  Qtr. 3                   $26.00         $22.50
  Qtr. 2                   $26.50         $23.50
  Qtr. 1                   $24.50         $22.50

   1997
  Qtr. 4                   $24.63         $22.13
  Qtr. 3                   $24.75         $22.75
  Qtr. 2                   $25.25         $20.50
  Qtr. 1                   $23.75         $21.50

P/E Ratio:*
                            High            Low

   1998                      17              14

   1997                      16              15

*Based on final, full-year earnings

Dividend Policy:
     Noland has paid regular cash dividends for 66 consecutive years; and, while there can be no assurance as to future dividends because they are dependent on earnings, capital requirements and financial condition, the Company intends to continue that policy. Dividend payments are subject to the restrictions described in the Notes to the Consolidated Financial Statements.

Dividends Paid:
     The Company paid quarterly dividends of $.08 per share in each quarter of 1998 and 1997.

Registrar:
Noland Company

Transfer Agent:
Continental Stock Transfer and Trust Company
2 Broadway
New York, New York  10004
(212) 509-4000

Annual Meeting:
April 21, 1999, 10:00 a.m.
Noland's Corporate Headquarters
Newport News, Virginia