Form 10-Q
period 1999-03-31
NOLAND CO
filed 1999-05-03
CIK 72243

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended March 31, 1999        Commission file no. 2-27393




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


Outstanding capital common stock, $10.00 par value at April 20, 1999, 3,700,876 shares.










This report contains 12 pages.

                       NOLAND COMPANY AND SUBSIDIARY

                                   INDEX


                                                              PAGE NO.

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Consolidated Balance Sheets -

             March 31, 1999 (Unaudited) and Dec. 31, 1998 (Audited)....  3

          Unaudited Consolidated Statements of Income -

             Three Months Ended March 31, 1999 and 1998................. 4

          Unaudited Consolidated Statements of Retained Earnings -

             Three Months Ended March 31, 1999 and 1998................  5

          Unaudited Consolidated Statements of Cash Flows -

             Three Months Ended March 31, 1999 and 1998................  6

          Notes to Unaudited Consolidated Financial Statements.........  7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................  8-10

     Item 3.  Qualitative and Quantitative Disclosures About
              Market Risk..............................................  10

PART II.  OTHER INFORMATION

          Items 1, 2, 3, 4, 5, and 6...................................  11

SIGNATURES ............................................................. 12

                         PART 1. FINANCIAL INFORMATION
                         NOLAND COMPANY AND SUBSIDIARY
                          Consolidated Balance Sheets

   Item 1. Financial Statements
                                                    March 31,     December 31,
                                                      1999          1998
                                                   (Unaudited)     (Audited)
   Assets
   Current Assets:
       Cash and cash equivalents                  $  4,132,373    $  3,318,526
       Accounts receivable, net                     54,591,707      55,451,379
       Inventory, net                               65,507,284      70,570,288
       Deferred income taxes                         1,947,578       1,947,578
       Prepaid expenses                                396,583         298,787
            Total Current Assets                   126,575,525     131,586,558

   Property and Equipment, at cost:
       Land                                         13,782,609      13,127,360
       Buildings                                    81,640,309      81,347,439
       Equipment and fixtures                       64,304,403      63,814,686
       Property in excess of current needs           1,740,547       1,876,350
            Total                                  161,467,868     160,165,835
       Less accumulated depreciation                76,353,600      74,361,284
            Property and Equipment, net             85,114,268      85,804,551

   Assets Held for Resale                            1,021,492       1,021,492
   Prepaid Pension                                  15,471,968      14,846,968
   Other Assets                                      1,068,965       1,068,492
                                                  $229,252,218    $234,328,061
   Liabilities and Stockholders' Equity
   Current Liabilities:
       Notes payable - short term borrowings      $ 20,000,000    $  7,500,000
       Current maturity of long-term debt            3,586,742      14,871,742
       Book overdrafts                               6,456,009      10,525,395
       Accounts payable                             21,788,465      21,890,089
       Other accruals and liabilities                8,306,036      10,996,864
       Federal and state income taxes                  915,775         535,416
            Total Current Liabilities               61,053,027      66,319,506

   Long-term Debt                                   32,150,961      32,412,648

   Deferred Income Taxes                             9,122,433       9,122,433

   Accrued Postretirement Benefits                   1,316,600       1,240,631

   Stockholders' Equity:
       Capital common stock, par value $10;
       authorized, 6,000,000 shares; issued,
       3,700,876 shares                             37,008,760      37,008,760
       Retained earnings                            89,086,662      88,560,575
            Total                                  126,095,422     125,569,335
       Less restricted stock                           486,225         336,492
            Stockholders' Equity                   125,609,197     125,232,843

                                                  $229,252,218    $234,328,061





   The accompanying notes are an integral part of the financial statements.

                      NOLAND COMPANY AND SUBSIDIARY

               Unaudited Consolidated Statements of Income



                                              Three Months Ended
                                                  March 31,

                                            1999              1998


Merchandise sales                        $114,250,440      $103,884,838

 Cost of goods sold:

    Purchases and freight-in               87,526,662        85,218,369
    Inventory, beginning                   70,570,288        66,470,051
    Inventory, ending                     (65,507,284)      (68,354,153)

      Cost of goods sold                   92,589,666        83,334,267

 Gross profit on sales                     21,660,774        20,550,571

 Operating expenses                        21,438,480        20,480,710

 Operating profit                             222,294            69,861

 Other income:
    Cash discounts, net                     1,255,553         1,352,181
    Service charges                           428,199           327,348
    Miscellaneous                             179,049           110,599

         Total other income                 1,862,801         1,790,128

 Interest expense                             766,938           808,678

 Income before income taxes                 1,318,157         1,051,311

 Income taxes                                 496,000           395,500

 Net income                                $  822,157        $  655,811

 Basic and diluted earnings per share      $      .22        $      .18

 Cash dividends per share                  $      .08        $      .08














 The accompanying notes are an integral part of the financial statements.

                        NOLAND COMPANY AND SUBSIDIARY

           Unaudited Consolidated Statements of Retained Earnings



                                                  Three Months Ended
                                                       March 31,

                                                  1999          1998

    Retained earnings, January 1             $88,560,575   $83,875,284

     Add net income                              822,157       655,811

     Deduct cash dividends paid
     ($.08 per share)                           (296,070)     (296,071)

     Retained earnings, March 31             $89,086,662   $84,235,024







































   The accompanying notes are an integral part of the financial statements.

                         NOLAND COMPANY AND SUBSIDIARY

                Unaudited Consolidated Statements of Cash Flows

                                                              Three Months
                                                             Ended March 31


                                                           1999        1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             $   822,157  $  655,811
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                          2,166,131   1,919,993
  Amortization of prepaid pension cost                    (625,000)   (521,750)
  Provision for doubtful accounts                          319,890     384,042
  Amortization of unearned compensation-restricted stock    25,459      13,278
  Change in operating assets and liabilities:
   Decrease in accounts receivable                         539,782   1,752,292
   Decrease (increase) in inventory                      5,063,004  (1,884,102)
   (Increase) in prepaid expenses                          (97,796)   (206,381)
   (Increase) in other assets                              (25,996)    (87,901)
   (Decrease) in accounts payable                         (101,625)   (386,321)
   (Decrease) in other accruals and liabilities         (2,690,828) (5,336,406)
   Increase (decrease) in federal and state income taxes   380,359    (472,960)
   Increase in accrued post retirement benefits             75,969      64,126
Total adjustments                                        5,029,349  (4,762,090)
    Net cash provided by (used in) operating activities  5,851,506  (4,106,279)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                  (1,475,931) (7,440,455)
  Proceeds from sale of assets                              25,606      12,597
    Net cash used in investing activities               (1,450,325) (7,427,858)

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) increase in bank overdrafts                (4,069,386)  4,811,208
  Short-term borrowings - net                           12,500,000   7,250,000
  Long-term debt (payments)- net                       (11,546,687)   (261,445)
  Dividends paid                                          (296,070)   (296,071)
  Purchase of restricted stock                            (175,191)    (58,169)
    Net cash (used in) provided by financing activities (3,587,334) 11,445,523

CASH AND CASH EQUIVALENTS:
Increase (decrease) during first quarter                   813,847     (88,614)
Beginning of year                                        3,318,526   5,674,097
End of first quarter                                   $ 4,132,373 $ 5,585,483












The accompanying notes are an integral part of the financial statements.

                NOLAND COMPANY AND SUBSIDIARY

    Notes to Unaudited Consolidated Financial Statements


1. In the opinion of the Company, the accompanying unaudited consolidated financial statements of Noland Company and Subsidiary contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of March 31, 1999, and its results of operations and cash flows for the three months ended March 31, 1999 and 1998. The balance sheet as of December 31, 1998 was derived from audited financial statements as of that date.

2. The Notes to Consolidated Financial Statements included in the Company's December 31, 1998 Annual Report on Form 10-K are an integral part of the interim unaudited financial statements. The Company takes a physical inventory annually on December 31 of each year. The Company uses estimated gross profit rates to determine cost of goods sold during interim periods. In addition, the Company makes certain estimates to compute the LIFO reserve and such estimates at interim may not be consistent with year-end results. Year-end inventory adjustments to reflect actual inventory levels are made in the fourth quarter.

3. Due to the seasonal nature of the construction industry supplied by the registrant, results of operations for the quarter ended March 31, 1999 are not necessarily indicative of the results for the full year.

4. Accounts Receivable as of March 31, 1999 and December 31, 1998 are net of allowance for doubtful accounts of $1,008,132.
    Quarterly bad debt charges, net of recoveries, were $266,393 for 1999 and $348,746 for 1998.

5. Diluted earnings per share is based on 3,700,876 shares outstanding. Basic earnings per share for the periods ended March 31, 1999 and 1998 is based on 3,672,976 and 3,690,476 shares, respectively. The difference in shares is due to non-vested shares of restricted stock.

6. In June 1998 the Financial Accounting Standards Board isssued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". The Company has no derivative instruments or hedging activities and believes adoption of the new pronouncement will not be material to the consolidated financial condition or results of operations of the Company.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
The Company maintains its short- and long-term liquidity through:
(1) cash flow from operations; (2) short-term borrowings; (3) bank lines of credit arrangements, when needed; and (4) additional long-term debt, when needed.

The Company's financial condition remains strong with working capital of $65.5 million and a current ratio of 2.0. There has been no material change in total debt since December 31, 1998. A $10,000,000 maturity of long-term debt was repaid on March 30, 1999 with a short-term demand note. The Company feels that the historically low interest rates present an opportunity to restructure its debt. The Company is in the process of arranging a new debt structure. Management believes the Company has adequate financial resources to meet the needs of the foreseeable future.

Results of Operations
For the quarter the Company had net income of $822,000, or 22 cents per share, compared to net income of $656,000 or 18 cents per share, for the first quarter of 1998. Net income increased 25%, while first quarter sales increased 10%. First quarter sales totaled $114.3 million, compared to $103.9 million for the year-earlier period.
The $114.3 million was a record-high first quarter, with air conditioning/heating sales leading the way with a 16% improvement. Plumbing sales rose 10% and electrical/industrial sales were up by 3.3%.

The Company's gross margins declined from 19.8% to 19.0%. The decline reflects in part a more aggressive stance toward bidding and securing orders on large commercial projects. Much of this business was direct shipped from manufacturers and carried smaller margins.

Operating expenses increased $958,000, or 4.6%, compared to the first quarter of 1998. Pension income, generated by the Company's overfunded pension plan, reduced operating expenses $625,000 compared to $572,000 a year ago. As a percent of sales, operating expenses declined. Other income was up 4.1% and interest expense declined by 5.2%.


Year 2000
The Company is both internally and externally dependent on computer software that uses a two-digit dating technique. In 1997, the Company developed and implemented a plan to address significant Year 2000 deficiencies in its internal computer hardware, software, related systems, non-information technology systems and third party risks.

For information technology systems, all new hardware and software purchased as part of an ongoing replacement process have been certified by the vendor as Year 2000 compliant. The Company paid a contractor $20,000 to address specific Year 2000 issues while all other Year 2000 work has been accomplished by existing staff. All programs and modules have been bench tested and migrated into production. All funds for Year 2000 costs will come from operations. Future expenditures for Year 2000 issues, which are expected to be insignificant, will also come from operations. No information technology projects have been postponed or cancelled as a result of the Company's efforts to become Year 2000 compliant. In the event of internal Year 2000 failure, the Company intends to process transactions manually until its systems are restored.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk Noland Company's market risk exposure from changes in interest rates and foreign currency are not material. The Company does not engage in foreign currency hedging or the use of derivatives. The Company's pension plan is overfunded, resulting in prepaid pension asset. The prepaid pension asset is subject to change based on the performance of the plan investments and the discount rate. Changes in the investment performance and discount rate may cause the amount of pension income to increase or decrease from year-to-year.

                      PART II. OTHER INFORMATION



Item 1.  None
Item 2.  None
Item 3.  None
Item 4.  None
Item 5.  None
Item 6.  Exhibits and Reports on Form 8-K
         (a) Exhibits
             27 - Financial Data Schedule (SEC use only)

         (b) None

                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       NOLAND COMPANY




April 27, 1999                        Arthur P. Henderson, Jr.
                                      Arthur P. Henderson, Jr.
                                      Vice President-Finance