Form 10-Q
period 1999-06-30
NOLAND CO
filed 1999-08-09
CIK 72243

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended June 30, 1999        Commission file no. 2-27393




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


Outstanding capital common stock, $10.00 par value at July 22, 1999, 3,700,876 shares.











This report contains 13 pages.

                       NOLAND COMPANY AND SUBSIDIARY

                                   INDEX


                                                              PAGE NO.

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Consolidated Balance Sheets -

             June 30, 1999 (Unaudited) and Dec. 31, 1998 (Audited)....  3

          Unaudited Consolidated Statements of Income -

             Three Months and Six Months Ended June 30, 1999 and 1998.  4

          Unaudited Consolidated Statements of Retained Earnings -

             Six Months Ended June 30, 1999 and 1998..................  5

          Unaudited Consolidated Statements of Cash Flows -

             Six Months Ended June 30, 1999 and 1998..................  6

          Notes to Unaudited Consolidated Financial Statements........  7

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations....................  8-10

     Item 3.   Qualitative and Quantitative Disclosures About
               Market Risk............................................  10-11


PART II.  OTHER INFORMATION

          Items 1, 2, 3, 4, 5, and 6..................................  12

SIGNATURE  ...........................................................  13

                         PART 1. FINANCIAL INFORMATION
                         NOLAND COMPANY AND SUBSIDIARY
                          Consolidated Balance Sheets

   Item 1. Financial Statements
                                                     June 30,     December 31,
                                                       1999          1998
                                                   (Unaudited)     (Audited)
   Assets
   Current Assets:
       Cash and cash equivalents                  $  4,274,380    $  3,318,526
       Accounts receivable, net                     57,959,526      55,451,379
       Inventory, net                               68,354,182      70,570,288
       Deferred income taxes                         1,947,578       1,947,578
       Prepaid expenses                                304,921         298,787
            Total Current Assets                   132,840,587     131,586,558

   Property and Equipment, at cost:
       Land                                         13,809,541      13,127,360
       Buildings                                    81,919,935      81,347,439
       Equipment and fixtures                       64,496,768      63,814,686
       Property excess to current needs              1,735,135       1,876,350
            Total                                  161,961,379     160,165,835
       Less accumulated depreciation                77,265,716      74,361,284
            Property and Equipment, net             84,695,663      85,804,551

   Assets Held for Resale                            1,021,492       1,021,492
   Prepaid Pension                                  16,396,968      14,846,968
   Other Assets                                        970,141       1,068,492
                                                  $235,924,851    $234,328,061
   Liabilities and Stockholders' Equity
   Current Liabilities:
       Notes payable - short term borrowings      $ 18,600,000    $  7,500,000
        Current maturity of long-term debt           3,586,742      14,871,742
       Book overdrafts                               8,799,052      10,525,395
        Accounts payable                            26,213,735      21,890,089
       Other accruals and liabilities                9,881,402      10,996,864
       Federal and state income taxes                1,103,988         535,416
            Total Current Liabilities               68,184,919      66,319,506

   Long-term Debt                                   30,039,276      32,412,648

   Deferred Income Taxes                             9,122,433       9,122,433

   Accrued Postretirement Benefits                   1,393,448       1,240,631

   Stockholders' Equity:
       Capital common stock, par value $10;
       authorized, 6,000,000 shares; issued,
       3,700,876 shares                             37,008,760      37,008,760
       Retained earnings                            90,628,044      88,560,575
            Total                                  127,636,804     125,569,335
       Less restricted stock                           452,029         336,492
            Stockholders' Equity                   127,184,775     125,232,843

                                                  $235,924,851    $234,328,061





   The accompanying notes are an integral part of the financial statements.

                         NOLAND COMPANY AND SUBSIDIARY

                  Unaudited Consolidated Statements of Income


                                 Three Months Ended         Six Months Ended
                                     June 30,                   June 30,

                                 1999          1998         1999         1998

 Merchandise sales         $125,137,345  $119,918,822 $239,387,785 $223,803,660

 Cost of goods sold:
   Purchases and freight-in 103,884,796    98,355,375  191,411,459  183,573,744
   Inventory, beginning      65,507,284    68,354,153   70,570,288   66,470,051
   Inventory, ending         68,354,182    70,533,927   68,354,182   70,533,927

      Cost of goods sold    101,037,898    96,175,601  193,627,565  179,509,868

 Gross profit on sales       24,099,447    23,743,221   45,760,220   44,293,792

 Operating expenses          22,180,026    21,832,295   43,618,505   42,313,005

 Operating profit             1,919,421     1,910,926    2,141,715    1,980,787

 Other income:
    Cash discounts, net       1,248,657     1,021,052    2,504,211    2,373,233
    Service charges             304,167       269,242      732,367      596,590
    Miscellaneous               213,881       321,024      392,928      431,623

         Total other income   1,766,705     1,611,318    3,629,506    3,401,446

 Interest expense               739,974       892,629    1,506,912    1,701,307

 Income before income taxes   2,946,152     2,629,615    4,264,309    3,680,926

 Income taxes                 1,108,700       989,600    1,604,700    1,385,100

 Net income                 $ 1,837,452   $ 1,640,015  $ 2,659,609   $2,295,826

 Basic and diluted earnings
  per share                 $       .50   $       .44  $       .72   $      .62


 Cash dividends per share   $       .08   $       .08  $       .16   $      .16















    The accompanying notes are an integral part of the financial statements.

                        NOLAND COMPANY AND SUBSIDIARY

           Unaudited Consolidated Statements of Retained Earnings



                                               Six Months Ended
                                                    June 30,

                                              1999          1998

     Retained earnings, January 1         $88,560,575   $83,875,284

     Add net income                         2,659,609     2,295,826

     Deduct cash dividends paid
     ($.16 per share)                        (592,140)     (592,141)

     Retained earnings, June 30           $90,628,044   $85,578,969









































   The accompanying notes are an integral part of the financial statements.

                         NOLAND COMPANY AND SUBSIDIARY

                Unaudited Consolidated Statements of Cash Flows

                                                             Six Months
                                                            Ended June 30


                                                           1999        1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             $ 2,659,609$  2,295,826
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation and amortization                           4,302,541   3,912,847
 Amortization of prepaid pension cost                   (1,550,000) (1,043,500)
 Provision for doubtful accounts                           648,721     772,697
 Amortization of unearned compensation-restricted stock     59,595      35,163
 Change in operating assets and liabilities:
  (Increase) in accounts receivable                     (3,156,868) (6,145,936)
  Decrease (increase) in inventory                       2,216,106  (4,063,876)
  (Increase) in prepaid expenses                            (6,134)   (279,865)
  Decrease (increase) in other assets                       38,756     (40,615)
  Increase in accounts payable                           4,323,646   5,707,153
  (Decrease) in other accruals and liabilities          (1,115,462) (4,043,493)
  Increase (decrease) in federal and state income taxes    568,572    (143,957)
  Increase in accrued postretirement benefits              152,817     131,269
Total adjustments                                        6,482,290  (5,202,113)
   Net cash provided (used) by operating activities      9,141,899  (2,906,287)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                   (3,208,095)(10,581,039)
 Proceeds from sale of assets                               74,036     309,674
   Net cash used by investing activities                (3,134,059)(10,271,365)

CASH FLOWS FROM FINANCING ACTIVITIES:
 (Decrease) increase in bank overdrafts                 (1,726,343)  1,632,466
 Short-term borrowings                                  11,100,000   8,250,000
 Long-term debt repayments                             (13,658,372) (2,372,889)
 Long-term debt borrowings                                   -       7,500,000
 Dividends paid                                           (592,140)   (592,141)
 Purchase of restricted stock                             (175,131)   (306,850)
   Net cash (used) provided by financing activities     (5,051,986) 14,110,586

CASH AND CASH EQUIVALENTS:
Increase during first six months                           955,854     932,934
Beginning of year                                        3,318,526   5,674,907
End of first six months                                $ 4,274,380 $ 6,607,031









The accompanying notes are an integral part of the financial statements.

                NOLAND COMPANY AND SUBSIDIARY

    Notes to Unaudited Consolidated Financial Statements


1. In the opinion of the Company, the accompanying unaudited consolidated financial statements of Noland Company and Subsidiary contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of June 30, 1999, and its results of operations and cash flows for the three and six months ended June 30, 1999 and 1998. The balance sheet as of December 31, 1998 was derived from audited financial statements as of that date.

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

3. Due to the seasonal nature of the construction industry supplied by the registrant, results of operations for the quarter and six months ended June 30, 1999 are not necessarily indicative of earnings for the year.

4. Accounts Receivable as of June 30, 1999 and December 31, 1998 are net of an allowance for doubtful accounts of $1,008,132. Second quarter bad debt charges, net of recoveries, were $278,764 for 1999 and $309,474 for 1998. Year-to-date bad debt charges, net of recoveries, were $545,157 for 1999 and $658,223 for 1998.

5. Diluted earnings per share is based on 3,700,876 shares outstanding. Basic earnings per share for the periods ended June 30, 1999 and 1998 is based on 3,673,576 and 3,680,776 shares, respectively. The difference in shares is due to non-vested shares of restricted stock.

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

The Company reduced its short- and long-term debt $2.6 million since December 31, 1998 and $9.6 million since June 30, 1998. Cash flow from operations provided the funds for the debt reduction and the purchase of $3.2 million in capital assets. Plans to restructure the Company's debt have been cancelled because of improved cash flow, high cost of refinancing and an increase in interest rates. The Company's financial condition remains strong with working capital of $64.7 million and a current ratio of 1.95. Management believes the Company has adequate financial resources to meet the needs of the foreseeable future.

Results of Operations
Second-quarter sales of $125.1 million were a record high and 4.4 percent more than the $119.9 million total for 1998's second quarter. Plumbing sales rose 9 percent indicating we captured our share of available business in a strong construction market. Air conditioning sales, hampered by weak demand for replacement equipment during a relatively cool June, rose 2 percent. Electrical/industrial sales declined 1 percent. Sales for the first six months of 1999 were $229.4 million compared to $223.8 million for the year-earlier period.

The gross margin of profit declined in the second quarter from 19.8 percent to 19.3 percent for the year-earlier period reflecting a more aggressive sales effort in highly competitive markets. Operating expenses were held to a modest 1.6 percent increase for the quarter. For the first six months, gross margins declined from
19.8 percent to 19.1 percent and operating expenses increased 3.1 percent compared to a year ago. Operating expenses for the quarter and first six months benefitted from pension income, generated by the Company's overfunded pension plan, of $925,000 and $1,550,000 compared to $522,000 and $1,044,000 for the same periods a year ago.

Interest expense for the quarter and year-to-date decreased 17.1 percent and 11.4 percent, respectively. The decreases are due to lower rates and lower average borrowings.

The second quarter's healthy sales increase for plumbing, the largest product department, is cause for optimism and encouragement. With key markets expected to remain relatively strong in the coming months,we believe the trends of the first half should continue in the third quarter.

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


                       NOLAND COMPANY




July 27, 1999                         Arthur P. Henderson, Jr.
                                      Arthur P. Henderson, Jr.
                                      Vice President-Finance