Form 10-Q
period 1999-09-30
NOLAND CO
filed 1999-11-09
CIK 72243

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended September 30, 1999        Commission file no. 2-27393




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


Outstanding capital common stock, $10.00 par value at October 25, 1999 3,700,876 shares.












This report contains 12 pages.

                       NOLAND COMPANY AND SUBSIDIARY

                                   INDEX



                                                              PAGE NO.

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Consolidated Balance Sheets -

            September 30, 1999 (Unaudited) and Dec. 31, 1998 (Audited)........3

         Unaudited Consolidated Statements of Income -

            Three Months and Nine Months Ended September 30, 1999 and 1998....4

         Unaudited Consolidated Statements of Retained Earnings -

            Nine Months Ended September 30, 1999 and 1998.....................5

         Unaudited Consolidated Statements of Cash Flows -

            Nine Months Ended September 30, 1999 and 1998.....................6

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
                           Consolidated Balance Sheets

   Item 1. Financial Statements
                                                  September 30,    December 31,
                                                        1999          1998
                                                    (Unaudited)     (Audited)
   Assets
   Current Assets:
       Cash and cash equivalents                  $  4,075 354    $  3,318,526
       Accounts receivable, net                     56,027,575      55,451,379
       Inventory, net                               64,236,441      70,570,288
       Deferred income taxes                         1,947,578       1,947,578
       Prepaid expenses                                260,139         298,787
            Total Current Assets                   126,547,087     131,586,558

   Property and Equipment, at cost:
       Land                                         13,357,915      13,127,360
       Buildings                                    82,451,480      81,347,439
       Equipment and fixtures                       64,636,302      63,814,686
       Property excess to current needs              1,719,855       1,876,350
            Total                                  162,165,552     160,165,835
       Less accumulated depreciation                78,362,596      74,361,284
            Property and Equipment, net             83,802,956      85,804,551

   Assets Held for Resale                            1,021,492       1,021,492
   Prepaid Pension                                  17,171,968      14,846,968
   Other Assets                                        985,928       1,068,492
                                                  $229,529,431    $234,328,061
   Liabilities and Stockholders' Equity
   Current Liabilities:
       Notes payable, short-term borrowing        $  7,100,000    $  7,500,000
       Current maturity of long-term debt            4,396,742      14,871,742
       Book overdrafts                              13,678,069      10,525,395
       Accounts payable                             25,589,873      21,890,089
       Other accruals and liabilities               10,671,444      10,996,864
       Federal and state income taxes                  905,883         535,416
            Total Current Liabilities               62,342,011      66,319,506

   Long-term Debt                                   28,277,590      32,412,648

   Deferred Income Taxes                             9,122,433       9,122,433

   Accrued Postretirement Benefits                   1,469,480       1,240,631

   Stockholders' Equity:
       Capital common stock, par value $10;
       authorized, 6,000,000 shares; issued,
       3,700,876 shares                             37,008,760      37,008,760
       Retained earnings                            91,715,049      88,560,575
            Total                                  128,723,809     125,569,335
       Deferred directors compensation                  12,000           -
       Less unearned compensation-restricted stock     417,892         336,492
            Stockholders' Equity                   128,317,917     125,232,843

                                                  $229,529,431    $234,328,061




   The accompanying notes are an integral part of the financial statements.

                          NOLAND COMPANY AND SUBSIDIARY

                   Unaudited Consolidated Statements of Income


                             Three Months Ended          Nine Months Ended
                                September 30,                September 30,

                             1999          1998             1999         1998

 Merchandise sales       $126,276,396 $124,850,874   $365,664,181 $348,654,534

 Cost of goods sold:
  Purchases and freight-in 98,289,265  108,271,427    289,700,724  291,845,171
  Inventory, beginning     68,354,182   70,533,927     70,570,288   66,470,051
  Inventory, ending        64,236,441   78,339,091     64,236,441   78,339,091
    Cost of goods sold    102,407,006  100,466,263    296,034,571  279,976,131

 Gross profit on sales     23,869,390   24,384,611     69,629,610   68,678,403

 Operating expenses        22,619,585   22,580,807     66,238,090   64,893,812

 Operating profit           1,249,805    1,803,804      3,391,520    3,784,591

 Other income:
   Cash discounts, net      1,106,984    1,148,553      3,611,195    3,521,786
   Service charges            353,395      304,085      1,085,761      900,675
   Miscellaneous              188,710      174,515        581,639      606,138

      Total other income    1,649,089    1,627,153      5,278,595    5,028,599

 Interest expense             681,318      886,663      2,188,230    2,587,970

 Income before taxes        2,217,576    2,544,294      6,481,885    6,225,220


 Income taxes:
   State                      121,900      140,000        356,500      342,400
   Federal                    712,600      817,400      2,082,700    2,000,100

   Total income taxes         834,500      957,400      2,439,200    2,342,500

 Net income              $  1,383,076 $  1,586,894   $  4,042,685 $  3,882,720


 Basic earnings per share$        .37 $        .43   $       1.09 $       1.05

 Diluted earnings
 per share               $        .38 $        .43   $       1.10 $       1.05

 Cash dividends per share$        .08 $        .08   $        .24 $        .24










    The accompanying notes are an integral part of the financial statements.

                        NOLAND COMPANY AND SUBSIDIARY

           Unaudited Consolidated Statements of Retained Earnings



                                               Nine Months Ended
                                                 September 30,

                                             1999             1998

    Retained earnings, January 1          $88,560,575   $83,875,284

    Add net income                          4,042,685     3,882,720

    Deduct cash dividends paid
    ($.24 per share)                         (888,210)     (888,210)

    Retained earnings, September 30       $91,715,049   $86,869,794







































   The accompanying notes are an integral part of the financial statements.

                              NOLAND COMPANY AND SUBSIDIARY

                Unaudited Consolidated Statements of Cash Flows


                                                             Nine Months
                                                         Ended September 30,


                                                          1999        1998
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $ 4,042,685   $ 3,882,720
  Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
    Depreciation and amortization                      6,418,924     5,942,036
    Amortization of prepaid pension cost              (2,325,000)   (1,565,250)
    Amortization of unearned compensation-restricted stock 93,731       61,351
    Deferred directors compensation                       12,000       -
    Provision for doubtful accounts                      973,377     1,159,097
    Change in operating assets and liabilities:
     (Increase) in accounts receivable                (1,549,573)   (6,453,318)
     Decrease (increase) in inventory                  6,333,847   (11,869,040)
     Decrease (increase) in prepaid expenses              38,648      (108,129)

     (Increase) in other assets                          (11,168)     (181,827)
     Increase in accounts payable                      3,699,783     7,062,650
     (Decrease) in other accruals and liabilities       (325,420)   (2,852,526)
     Increase (decrease) in federal and state income taxes 370,467    (340,996)
     Increase in accrued postretirement benefits         228,849       212,352
     Total adjustments                                13,958,465    (8,933,600)
     Net cash provided (used) by operating activities 18,001,150    (5,050,880)

 CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                (4,946,719)  (13,619,369)
  Proceeds from sale of assets                           623,122       362,628
     Net cash used by investing activities            (4,323,597)  (13,256,741)

 CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in book overdrafts                          3,152,674       226,644
  Short-term (payments) borrowing, net                  (400,000)   13,000,000
  Long-term debt repayments                          (14,610,058)   (2,634,334)
  Long-term borrowing                                      -         7,500,000
  Dividends paid                                        (888,210)     (888,210)
  Purchase of restricted stock                          (175,131)     (306,850)
       Net cash (used) provided by financing activities(12,920,725) 16,897,250

 CASH AND CASH EQUIVALENTS:
  Increase (decrease) during first nine months           756,828    (1,410,371)
  Beginning of year                                    3,318,526     5,674,097
  End of first nine months                           $ 4,075,354   $ 4,263,726










   The accompanying notes are an integral part of the financial statements.

                   NOLAND COMPANY AND SUBSIDIARY

       Notes to Unaudited Consolidated Financial Statements


1. In the opinion of the Company, the accompanying unaudited consolidated financial statements of Noland Company and Subsidiary contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of September 30, 1999, and its results of operations and cash flows for the three and nine months ended September 30, 1999 and 1998. The balance sheet as of December 31, 1998, was derived from audited financial statements as of that date. The results of operations for the quarter ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year.

2. The Notes to Consolidated Financial Statements included in the Company's December 31, 1998 Annual Report on Form 10-K are an integral part of the interim unaudited financial statements. The Company takes a physical inventory in the fourth quarter of each year. The Company uses estimated gross profit rates to determine cost of goods sold during interim periods. In addition, the Company makes certain estimates to compute the LIFO reserve. The rate of inflation/deflation for an interim period is not necessarily consistent with the full year rate of inflation/deflation. Year-end inventory adjustments to reflect actual inventory levels are made in the fourth quarter.

3. Due to the seasonal nature of the construction industry supplied by the registrant, interim results of operations of each period are not necessarily indicative of earnings for the year.

4. Accounts Receivable as of September 30, 1999 and December 31, 1998 are net of an allowance for doubtful accounts of $1,008,132. Third-quarter bad debt charges, net of recoveries, were $230,959 for 1999 and $315,924 for 1998. Year-to-date bad debt charges, net of recoveries, were $776,116 for 1999 and $974,148 for 1998.

5. Diluted earnings per share is based on 3,700,876 shares outstanding. Basic earnings per share for the periods ended September 30, 1999 and 1998 is based on 3,674,776 and 3,681,376 shares, respectively. The difference in shares is due to non-vested shares of restricted stock.

6. Subsequent to the end of the quarter the estimate for pension income for the year was increased by $671,000. This amount will be reflected in the fourth quarter operating income.

7. In June 1998 the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". The Company has no derivative instruments or hedging activities and believes adoption of the new pronouncement will not be material to the consolidated financial condition or results of operations of the Company.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Liquidity and Capital Resources
The Company generates necessary cash through: (1) cash flow from operations; (2) short-term borrowing from bank lines of credit arrangements, when needed; and (3) additional long-term debt, when needed.

For the first nine months of 1999, the Company generated $18.0 million from operating activities compared to using $5.1 million in operations for the same period last year. A decline in inventory of $6.3 million since December 31, 1998 and $14.1 million since September 30, 1998 is the primary cause of the year-to-year swing. The cash provided by operations was used to pay off $11.6 in short- and long-term debt and purchase $4.9 million in capital assets. Working capital at September 30, 1999 was $64.2 million and the current ratio was 2.03. Management believes the Company's liquidity, capital resources and working capital are sufficient to meet the needs of the foreseeable future.

Results of Operations
Third-quarter sales of $126.3 million were 1.1 percent more than the $124.9 million for the year-earlier period. Air conditioning sales increased 2.9 percent for the quarter followed by increases of 1.9 percent and one percent for the industrial and plumbing departments, respectively. Electrical sales declined 3.1 percent. Sales for the quarter were adversely affected by Hurricane Floyd, which temporarily closed many of our eastern branches, and the August closing of three branches in Texas.

The gross margin of profit declined 2.1 percent to 18.9 percent compared to the year-earlier period at 19.5 percent. Operating expenses were flat, due in part to pension income for the quarter of $775,000 compared to $522,000 for the year-earlier period as a result of an over-funded pension plan. The combination of flat sales and lower profit margins led to a 31 percent drop in operating profit. Much of this decline was offset by a 23 percent reduction in interest expense, the result of lower borrowings stemming from a sharp reduction in inventory. As of September 30, 1999, we had lowered our inventory investment by $14 million compared to September 30, 1998, documenting the favorable impact of the new purchasing and inventory management system.

Net income for the quarter was $1,383,000 compared to $1,587,000 for the third quarter of 1998. Year-to-date net income was $4.0 million compared to $3.9 million for the year earlier period.

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

         (b) Reports on Form 8-K
             None

                             SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          NOLAND COMPANY




October 27, 1999                      Arthur P. Henderson, Jr.
                                      Arthur P. Henderson, Jr.
                                      Vice President-Finance