Form 10-K
period 1999-12-31
NOLAND CO
filed 2000-03-28
CIK 72243

FORM 10-K

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C. 20549

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999  Commission file no. 2-27393

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

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 8, 2000, was approximately $27,600,758.

3,700,876 shares of the Registrant's Common Stock were outstanding at the close of business on March 8, 2000.


     DOCUMENTS (or portions thereof) INCORPORATED BY REFERENCE


                                                 Part of
         Document                               Form 10-K

Portions of Annual Report to Stockholders for the    Parts II and IV
   year ended December 31, 1999

Portions of Noland Company Proxy Statement for       Parts III and IV
   April 20, 2000 Annual Meeting of Stockholders





This report contains 45 pages. The exhibit index is shown on page 12 of this 10-K.

PART I

Item 1 Business

          (1) (a) A Virginia corporation founded in 1915, Noland Company is a distributor of Plumbing, Air Conditioning and Electrical/Industrial supplies, with branch facilities in thirteen states.

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

               (c) During the last five years, the Company has continued to serve essentially the same markets described in Item 1 (1)
                    (b). Current plans call for the continuation of this policy. The Company does not manufacture any products.

          (i) Total sales of each class of similar products for the last five years are as follows:

                               1999      1998     1997      1996      1995
                                            (In thousands)

        Plumbing             $264,768  $252,835  $250,327  $241,235  $245,407
        Air Conditioning      119,331   114,043   112,013   115,963   110,920
        Electrical/Industrial  98,731    98,601   102,625   108,507   113,185
                             $482,830  $465,479  $464,965  $465,705  $469,512


    Not all branches have all three departments. If a product department does not exist in a particular branch, any sales of that department's products are attributed to the department that makes the sale.

       (ii) The Company continues to market new products introduced by its suppliers/manufacturers. None will require the investment of a material amount of the assets of the Company.

       (iii)The Company does not use or market raw materials.

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

       (vii)The dollar amount of the Company's backlog of orders believed to be firm was approximately $41,205,770 at December 31, 1999 and $39,210,142 at December 31, 1998.

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

       (x) Company-sponsored research and development activities expenditures in 1999, 1998 and 1997 were immaterial.

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

       (xii)As of December 31, 1999, the Company employed 1,512 persons.

                 (d) The Company operates principally in the Southern United States.


      Item 2 Properties

           The main properties of the Company consist of 100 facilities, including warehouses, offices, showrooms, paved outside storage areas and covered pipe storage sheds. These are located in the following states: Alabama, Arkansas, Florida, Georgia, Kentucky, Maryland, Mississippi, North Carolina, Pennsylvania, South Carolina, Tennessee, Virginia and West Virginia. Thirteen are leased and the remaining eighty-seven are Company owned. The executive office of the Company is located at 80 29th Street, Newport News,
           Virginia  23607.

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

           None

Additional Item

              Executive Officers of the Registrant


                                 Positions and Offices     Business Experience
      Name              Age Held with Registrant  During the Past Five Years

      Lloyd U. Noland, III56Chairman of the Board,Chief Executive Officer of
                            President and Director.the Registrant.
                            Officer since 1981


      A. P. Henderson, Jr.56Vice President-Finance.Chief Financial Officer of
                            Officer since 1983    the Registrant.

      Kenneth C. King   57  Vice President-Marketing  Responsible for the
                            and Branch Operations.Registrant's Marketing.
                            Officer since 1998

      John E. Gullett   58  Vice President-Corporate  Responsible for the
                            Communications.       Registrant's Corporate
                            Officer since 1982    Communications Department.

      Jean F. Preston   39  Vice President-CorporateResponsible for the
                            Data.                 Registrant's Corporate Data
                            Officer since 1999    Department.  Previously
                                                  manager of Corporate Data
                                                  Department.

      James E. Sykes, Jr.56 Treasurer/Secretary.  Responsible for Registrant's
                            Officer since 1982    treasury functions and
                                                  secretarial duties.


All executive officers were elected for a term of one year beginning
May 1, 1999 and/or until their successors are elected and qualified. None of the executive officers are related by blood, marriage or adoption. Service has been continuous since the date elected to their present positions. There are no arrangements or understandings between any officer and any other person pursuant to which he was elected an officer.


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

Item 6  Selected Financial Data

        The information set forth under the caption "Ten-Year Review of Selected Financial Data" relating to sales, net income, total assets, long-term debt, net income per share and dividends per share for the years 1995 through 1999 is incorporated herein by reference from pages 20 and 21 of the enclosed Noland Company Annual Report to Stockholders for the year ended December 31, 1999.

Item 7 Management's Discussion and Analysis of Financial Condition and Results ofOperations

        The information set forth under the above caption is incorporated herein by reference from pages 10 and 11 of the enclosed Noland Company Annual Report to Stockholders for the year ended December 31, 1999.

Item 7A Quantitative and Qualitative Disclosures About Market Risk

        Noland Company's market risk exposure from changes in interest rates and foreign currency are not material. The Company does not engage in foreign currency hedging or the use of derivatives. The Company's pension plan is overfunded, resulting in a prepaid pension asset. The prepaid pension asset is subject to change based on the performance of the plan investments and the discount rate. Changes in the investment performance and discount rate may cause the amount ofpension income to increase or decrease from year to year.

Item 8  Financial Statements and Supplementary Data

        The following consolidated financial statements of Noland Company, included in the Annual Report to Stockholders for the year ended December 31, 1999, are incorporated herein by reference:

                                                                   Annual
                                                                 Report to
                                                                Stockholders
                                                                   (page)

        Report of Independent Accountants                              12

        Consolidated Statement of Income and Retained Earnings--
          Years ended December 31, 1999, 1998 and 1997                 13

        Consolidated Balance Sheet--December 31, 1999, 1998 and 1997   14

        Consolidated Statement of Cash Flows --
         Years ended December 31, 1999, 1998 and 1997                  15

        Notes to Consolidated Financial Statements                     16-19

Item 9  Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure

        None


                                PART III

Item 10 Directors and Executive Officers of the Registrant

        Data relating to Directors is incorporated herein by reference from pages 2 and 3 of the 2000 Noland Company Proxy Statement for the April 20, 2000 Annual Meeting of Stockholders.

        Data relating to Executive Officers is included in Part I of this report.

Item 11 Executive Compensation

        The information set forth under the caption "Compensation of Executive Officers" on page 4 of the 2000 Noland Company Proxy Statement for the April 20, 2000, Annual Meeting of Stockholders is incorporated herein by reference.

Item 12 Security Ownership of Certain Beneficial Owners and Management

        The information set forth under the captions "Voting Securities and Principal Holders Thereof" and "Nominees for Director" on pages 1, 2 and 3 of the 2000 Noland Company Proxy Statement for the
        April 20, 2000, Annual Meeting of Stockholders is incorporated herein by reference.

Item 13  Certain Relationships and Related Transactions

        (a) The Company is in the fourth year of a ten-year agreement to lease an existing office building for its corporate headquarters. The building is owned by Basic Construction Company. Basic Construction owns 893,967 shares of Noland Company stock. The majority of Basic Construction Company stock is owned by The L.U. Noland 1982 Trust whose trustees are Mr. Lloyd U. Noland, Jr.'s wife, Jane K. Noland, and his three children: Lloyd U. Noland III, Susan C. Noland and Anne N. Edwards. Under the terms of the lease, the Company will pay an annual rental fee of approximately $260,000 per year. The Company will bear the direct costs of utilities and real estate taxes. The terms of the lease were based on an evaluation by an independent real estate firm.


       (b)   Not applicable.

       (c)   Not applicable.

       (d)   Not applicable.

                                 PART IV

Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K

       (a)   1.  Consolidated Financial Statements
                 included in PART II, Item 8 of this report:

                 Report of Independent Accountants

                 Consolidated Statement of Income and Retained
                 Earnings--Years Ended December 31, 1999, 1998
                 and 1997

                 Consolidated Balance Sheet--December 31,
                 1999, 1998 and 1997

                 Consolidated Statement of Cash Flows
                 --Years ended December 31,
                 1999, 1998 and 1997

                 Notes to Consolidated Financial Statements

      With the exception of the aforementioned information incorporated by reference and the information in the 1999 Annual Report to Stockholders on the inside back cover and pages 10, 11, 20 and 21 incorporated in response to Items 5, 6 and 7 in this Form 10-K Annual Report, the 1999 Annual Report to Stockholders is not to be deemed "filed" as part of this report. The individual financial statements of the registrant have not been filed because consolidated financial statements are filed. The registrant is an operating company and the subsidiary is wholly owned.


             2.  Financial Statement Schedules

                 Included in PART IV of this report:

                 For the three years ended December 31, 1999


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


      Report of Independent Accountants
      on Consolidated Financial Statement Schedule         11

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

                                  SCHEDULE II

                         Noland Company and Subsidiary

                       Valuation and Qualifying Accounts




     Column A        Column B          Column C           Column D       Column E
                                     Additions

                      Balance    Charged to    Charged to                Balance
                     Beginning   Costs and      Other                    at End
    Description       of Year     Expenses     Accounts   Deductions (2) of Year
Valuation accounts
deducted from assets
to which they apply -
doubtful accounts
receivable

December 31, 1999    $1,008,132  $858,970(1)   $    -     $858,970       $1,008,132



December 31, 1998   $1,008,132   $571,177(1)   $    -     $571,177       $1,008,132



December 31, 1997   $1,008,132   $745,062(1)   $    -     $745,062       $1,008,132



[FN]
(1) Net of recoveries on bad debts of $781,028 for 1999, $757,765 for 1998 and $855,090 for 1997.

(2) Represents charges for which reserve was previously provided.

                               Signatures


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             NOLAND COMPANY


March 22, 2000                By      Lloyd U. Noland, III
                                  Chairman of the Board
                                     and President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                                  Chairman of the Board,
   Lloyd U. Noland, III           President and Director         March 22, 2000
Lloyd U. Noland, III

                                  Vice President-Finance,
                                  Chief Financial Officer
   Arthur P. Henderson, Jr.       and Director                   March 22, 2000
Arthur P. Henderson, Jr.

                                  Vice President-Marketing
                                  and Branch Operations
   Kenneth C. King                and Director                   March 22, 2000
Kenneth C. King


   James E. Sykes, Jr.            Treasurer/Secretary            March 22, 2000
James E. Sykes, Jr.



   Allen C. Goolsby, III          Director                       March 22, 2000
Allen C. Goolsby, III

               REPORT OF INDEPENDENT ACCOUNTANTS

         ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULES




To the Board of Directors of Noland Company:

    Our audits of the consolidated financial statements referred to in our report dated February 18, 2000 appearing in the 1999 Annual Report to Shareholders of Noland Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP
Virginia Beach, Virginia
February 18, 2000

                         EXHIBIT INDEX


Exhibit Number       Exhibit                                  Page


  (2)  Plan of acquisition, reorganization,
       liquidation or succession                          Not Applicable

  (3)  Articles of Incorporation and Bylaws               Previously Filed


  (4)  Instruments defining the rights of
       Security holders, including indentures             Not Applicable

  (9)  Voting trust agreement                             Not Applicable

  (10) (i)   Restricted Stock Plan                        Previously Filed
       (ii)  1999 Outside Directors Stock Plan            14 - 19
       (iii) Noland Company Common Stock Benefit
             Trust                                        20 - 25

  (11) Statement regarding computation of per
       share earnings--clearly determinable               Not Applicable

  (12) Statement regarding computation of
       ratios                                             Not Applicable

  (13) Portions of Annual Report to
       Stockholders                                       27 - 44

  (16) Letter regarding change in a certifying
       accountant                                         Not Applicable

  (18) Letter regarding change in accounting
       principles                                         Not Applicable

  (21) Subsidiary of the registrant                       Previously Filed

  (22) Published report regarding matters
       submitted to vote of security holders              Not Applicable

  (23) Consents of experts and counsel                    Not Applicable

  (24) Power of attorney                                  Not Applicable

  (27) Financial data schedule                            45

  (28) Information from reports furnished to
       state insurance regulatory authorities             Not Applicable




  As to any security holder requesting a copy of the Form 10-K, the Company will furnish any exhibit indicated in the above list as filed with the Form 10-K upon payment to it of its expenses in furnishing such exhibit.

              This page intentionally left blank.

                         NOLAND COMPANY
                 1999 OUTSIDE DIRECTORS STOCK PLAN

ARTICLE I DEFINITIONS .................................. 1

1.01. Account .......................................... 1
1.02. Affiliate ........................................ 1
1.03. Award Date ....................................... 1
1.04. Beneficiary ...................................... 1
1.05. Board ............................................ 1
1.06. Common Stock ..................................... 1
1.07. Company .......................................... 1
1.08. Fair Market Value ................................ 1
1.09. Participant ...................................... 2
1.10. Plan ............................................. 2

ARTICLE II PURPOSES .................................... 2

ARTICLE III ADMINISTRATION ............................. 2

ARTICLE IV STOCK SUBJECT TO PLAN ....................... 3

ARTICLE V AWARDS ....................................... 3

5.01. Awards ........................................... 3
5.02. Dividend Equivalents ............................. 3
5.03. Vesting .......................................... 3
5.04. Distributions .................................... 3
5.05. Shareholder Rights ............................... 4
5.06. Nontransferability ............................... 4

ARTICLE VI ADJUSTMENT UPON CHANGE IN COMMON STOCK ...... 4

ARTICLE VII COMPLIANCE WITH LAW AND
    APPROVAL OF REGULATORY BODIES ...................... 4

ARTICLE VIII GENERAL PROVISIONS ........................ 5

8.01. Unfunded Plan .................................... 5
8.02. Rules of Construction ............................ 5

ARTICLE IX AMENDMENT ................................... 5

ARTICLE X EFFECTIVE DATE OF PLAN ....................... 5

                             ARTICLE I
                            DEFINITIONS

1.01.Account

Account means an unfunded deferred compensation account established by the Company in accordance with Article V.

1.02.Affiliate

Affiliate means any "subsidiary" or "parent" corporation (within the meaning of section 424 of the Internal Revenue Code of 1986, as amended) of the Company.

1.03.Award Date

Award Date means each March 31, June 30, September 30 and December 31 during the term of the Plan.

1.04.Beneficiary

Beneficiary means the person or persons or entity or entities designated by a Participant, on a form provided by the Company, to receive any Plan benefits that are distributable following the Participant's death. In the absence of such designation or if such person predeceases the Participant or such entity is not in existence at the Participant's death, the Participant's Beneficiary shall be the Participant's estate.

1.05.Board

Board means the Board of Directors of the Company.

1.06.Common Stock

Common Stock means the Common Stock of the Company.

1.07.Company

Company means Noland Company.

1.08.Fair Market Value

Fair Market Value means the average of the closing price of a share of Common Stock as reported by the National Association of Securities Dealers, Inc. or, if no closing price is reported, the average of the bid and asked prices of a share of Common Stock as reported by the National Association of Securities Dealers, Inc. on the last business day of each of the three months ending on or before the Award Date, all as reported by such source as the Board may select. If a closing price or bid and asked prices are not reported for any such business day, Fair Market Value shall be determined using closing or the bid and asked prices reported for the next preceding business day for which such prices are reported (with the closing price controlling if a closing price and bid and asked prices are reported on such day).

1.09.Participant

Participant means, on each Award Date during the term of the Plan, an individual who is a member of the Board but who is not an employee of the Company or an Affiliate.

1.10.Plan

Plan means the Noland Company 1999 Outside Directors Stock Plan.





                             ARTICLE II
                              PURPOSES

     The Plan is intended to provide incentive and award to Participants by enabling them to participate in the Company's future success through ownership of Common Stock. The Plan is also intended to promote a greater identity of interests between Participant's and the Company's shareholders.


                            ARTICLE III
                           ADMINISTRATION

     The Plan shall be administered by the Board. The Board shall have authority to make awards in accordance with Article V hereof. The Board shall have complete authority to interpret all provisions of the Plan; to adopt, amend, and rescind rules and regulations pertaining to the administration of the Plan; and to make all other determinations necessary or advisable for the administration of the Plan. The express grant in the Plan of any specific power to the Board shall not be construed as limiting any power or authority of the Board. Any decision made, or action taken, by the Board in connection with the administration of the Plan shall be final and conclusive. The Board shall be not liable for any act done in good faith with respect to the Plan. All expenses of administering the Plan shall be borne by the Company.


                             ARTICLE IV
                        STOCK SUBJECT TO PLAN

     In satisfaction of its obligations under the Plan, the Company may issue shares of Common Stock from its authorized but unissued Common Stock, may acquire shares of Common Stock for distribution under the Plan, may cause the distribution of Common Stock from a "grantor trust" (as defined in Section 671 of the Internal Revenue Code of 1986, as amended) that is established for purposes of the Plan or a combination of the foregoing.


                             ARTICLE V
                              AWARDS

5.01.Awards

     Awards. As of each Award Date, beginning with the September 30, 1999, Award Date and during the term of the Plan, each Participant's Account shall be credited with a number of whole and fractional shares (maintained to two decimal places) of Common Stock having an aggregate Fair Market Value (as of the applicable Award Date) that is equal to $3,000.

5.02.Dividend Equivalents

     Each Participant's Account shall be credited with the number of whole and fractional shares of Common Stock that the Participant could have purchased based on the number of whole and fractional shares of Common Stock then credited to his Account, the amount of dividends that would have been payable if the Participant owned that number of shares (and assuming that a pro rata dividend would be payable on any such fractional shares of Common Stock) and the Fair Market Value as of the Award Date coincident with or immediately preceding the day before such dividends were payable on the Common Stock.

5.03.Vesting

     Each Participant's interest in his Account shall be immediately vested and nonforfeitable.





5.04.Distributions

     Each Participant shall be entitled to a distribution pursuant to this Plan as soon as practicable after the Participant ceases to be a member of the Board; provided, however, that the distribution shall be payable to the Participant's Beneficiary in the event of a Participant's death before receiving a distribution of his benefits under this Plan. The distribution shall be made in whole shares of Common Stock equal to the number of whole shares of Common Stock credited to the Participant's Account as of the day preceding the date of distribution with a cash payment equal to the value of any fractional share of Common Stock credited to the Participant's Account.

5.05.Shareholder Rights

     No Participant shall have any rights as a shareholder of the Company on account of his participation in the Plan until and except to the extent that he receives a distribution of Common Stock under the Plan.

5.06.Nontransferability

     A Participant's interest in the Plan shall not be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge or encumbrance except that a Participant's interest in the Plan may be transferred by will or the laws of descent and distribution.


                             ARTICLE VI
                 ADJUSTMENT UPON CHANGE IN COMMON STOCK

     The balances of Accounts shall be adjusted as the Board shall determine to be equitably required in the event that (a) the Company (i) effects one or more stock dividends, stock split-ups, subdivisions or consolidations of shares or
(ii) engages in a transaction to which Code section 424 applies or (b) there occurs any other event that, in the judgment of the Board, necessitates such action. Any determination made under this Article VI by the Board shall be final and conclusive.

     The issuance by the Company of shares of stock of any class, or securities convertible into shares of stock of any class, for cash or property, or for labor or services, either upon direct sale or upon the exercise of rights or warrants to subscribe therefor, or upon conversion of shares or obligations of the Company convertible into such shares or other securities, shall not affect, and no adjustment by reason thereof shall be made with respect to, the Plan's share authorization or Account balances.


                            ARTICLE VII
           COMPLIANCE WITH LAW AND APPROVAL OF REGULATORY BODIES

     No certificates for shares of Common Stock shall be delivered, and no payment shall be made under the Plan except in compliance with all applicable federal and state laws and regulations (including, without limitation, withholding tax requirements), any stock listing agreement to which the Company is a party, and the rules of all domestic stock exchanges on which the Company's shares may be listed. The Company shall have the right to rely on an opinion of its counsel as to such compliance. Any share certificate issued to evidence Common Stock distributed pursuant to the Plan may bear such legends and statements as the Board may deem advisable to assure compliance with federal and state laws and regulations. No Common Stock shall be issued, and no certificate for shares shall be delivered, until the Company has obtained such consent or approval as the Board may deem advisable from regulatory bodies having jurisdiction over such matters.

                            ARTICLE VIII
                         GENERAL PROVISIONS

8.01.Unfunded Plan

     The Plan, insofar as it provides for grants, shall be unfunded, and the Company shall not be required to segregate any assets that may at any time be represented by awards under the Plan; provided, however, that the Company may establish a "grantor trust" (as defined in Section 671 of the Internal Revenue Code of 1986, as amended) in conjunction with the Plan. Any liability of the Company to any person with respect to any grant under the Plan shall be based solely upon any contractual obligations that may be created pursuant to the Plan. No such obligation of the Company shall be deemed to be secured by any pledge of, or other encumbrance on, any property of the Company.

8.02.Rules of Construction

     Headings are given to the articles and sections of the Plan solely as a convenience to facilitate reference. The reference to any statute, regulation, or other provision of law shall be construed to refer to any amendment to or successor of such provision of law.


                             ARTICLE IX
                             AMENDMENT

     The Board may amend the Plan from time to time or terminate it. No amendment shall, without a Participant's consent, adversely affect any rights of such Participant under any award made prior to the time of such amendment or termination.


                             ARTICLE X
                        EFFECTIVE DATE OF PLAN

     The Plan is effective on July 1, 1999.

                           NOLAND COMPANY
                      COMMON STOCK BENEFIT TRUST

This Agreement made as of the 1st day of July, 1999, by and between Noland Company (the Company) and Lloyd U. Noland, III and Arthur P. Henderson, Jr. (the Trustees);

WHEREAS, the Company has adopted the Noland Company Outside Directors Stock Plan (the Plan);

WHEREAS, the Company has incurred or expects to incur liability under the terms of the Plan with respect to the individuals participating therein;

WHEREAS, the Company wishes to establish a trust (hereinafter called the Trust) and to contribute to the Trust assets that shall be held hereunder, subject to the claims of the Company's creditors in the event of the Company's Insolvency, as herein defined, until paid to participants and beneficiaries of the Plan and other programs designated by the Company in such manner and at such times as specified in the Plan or such other programs;

WHEREAS, it is the intention of the parties that this Trust shall constitute an unfunded arrangement and shall not affect the status of any such other program as an unfunded plan maintained for the purpose of providing deferred compensation for a select group of management or highly compensated employees for purposes of Title I of the Employee Retirement Income Security Act of 1974, as amended (ERISA); and

WHEREAS, it is the intention of the Company to make contributions to the Trust from time to time to provide itself a source of funds to assist it in meeting its obligations under the Plan and such other programs;

NOW, THEREFORE, the parties do hereby establish the Trust and agree that the trust shall be comprised, held and disposed as of follows:


                             ARTICLE I
                        ESTABLISHMENT OF TRUST

1.01 The Company hereby deposits with the Trustees in trust $1,000 which shall become the principal of the Trust to be held, administered and disposed of by the Trustees as provided in this Trust Agreement.

1.02 The Trust hereby established shall be revocable.

1.03 The Trust is intended to be a grantor trust, of which the Company is the grantor, within the meaning of subpart E, part I, subchapter J, chapter 1, subtitle A of the Internal Revenue Code of 1986, as amended (the Code), and shall be construed accordingly.

1.04 The principal of the Trust, and any earnings thereon shall be held separate and apart from other funds of the Company and shall be used exclusively for the uses and purposes of Plan participants and the participants of such other programs as may be designated by the Company and general creditors of the Company as herein set forth. Participants and beneficiaries of the Plan and such other programs shall have no preferred claim on, or any beneficial ownership interest in, any asset of the Trust. Any rights created under the Plan, any other program designated by the Company and this Trust Agreement shall be mere unsecured contractual rights of participants and their beneficiaries against the Company. Any assets held by the Trust will be subject to the claims of the Company's general creditors under federal and state law in the event of Insolvency, as defined in Section 3.01 herein.

1.05 The Company, may in its sole discretion, at any time, and from time to time, make additional deposits of cash or other property in trust with the



Trustees to augment the principal to be held, administered and disposed of by the Trustees as provided in this Trust Agreement. Neither the Trustees nor any participant or beneficiary of the Plan or other program designated by the Company shall have any right to compel such additional deposits.


                             ARTICLE II
             PAYMENTS TO PARTICIPANTS AND THEIR BENEFICIARIES

2.01 The Company shall deliver to the Trustees a schedule (the "Payment Schedule") that indicates the amounts payable in respect of each participant (and his or her beneficiaries), in the Plan and such other programs as may be designated by the Company that provides a formula or other instructions acceptable to the Trustees for determining the amounts so payable, the form in which such amount is to be paid, and the time of commencement for payment of such amounts. Except as otherwise provided herein, the Trustees shall make payments to participants and their beneficiaries in accordance with such Payment Schedule. The Trustees shall make provision for the reporting and withholding of any federal, state or local taxes that may be required to be withheld with respect to the payment of benefits and shall pay amounts withheld to the appropriate taxing authorities or determine that such amounts have been reported, withheld and paid by the Company.

2.02 The entitlement of a participant or his or her beneficiaries in the Plan and such other programs as may be designated by the Company to benefits under the Plan or such other program shall be determined by the Company or such party as it shall designate and any claim for such benefits shall be considered and reviewed under the procedures set out in the Plan or such other program.

2.03 The Company may make payment of benefits directly to participants or their beneficiaries of the Plan and such other programs as may be designated by the Company as they become due. The Company shall notify the Trustees of its decision to make payment of benefits directly prior to the time amounts are payable to participants or their beneficiaries. In addition, if the principal of the Trust, and any earnings thereon, are not sufficient to make payments of benefits, the Company shall make the balance of each such payment as it falls due. The Trustees shall notify the Company where principal and earnings are not sufficient.


                            ARTICLE III
               TRUSTEES' RESPONSIBILITY REGARDING PAYMENTS
            TO TRUST BENEFICIARY WHEN THE COMPANY IS INSOLVENT

3.01 The Trustees shall cease payment of benefits to participants and their beneficiaries of the Plan and such other programs as may be designated by the Company if the Company is Insolvent. The Company shall be considered "Insolvent" for purposes of this Trust Agreement if (i) the Company is unable to pay its debts as they become due, or (ii) the Company is subject to a pending proceeding as a debtor under the United States Bankruptcy Code.

3.02 At all times during the continuance of this Trust, as provided in
Section 1.03 hereof, the principal and income of the Trust shall be subject to claims of general creditors of the Company under federal and state law as set forth below.

          (a) The Board of Directors and the President of the Company shall have the duty to inform the Trustees in writing of the Company'sInsolvency.
If a person claiming to be a creditor of the Company allegesin writing to the Trustees that the Company has become Insolvent, the Trustees shall determine whether the Company is Insolvent and, pending such determination, the Trustees shall discontinue payment of benefits from the Trust.

          (b) Unless the Trustees have actual knowledge of the Company's Insolvency, or have received notice from the Company or a person claiming to be a creditor alleging that the Company is Insolvent, the Trustees shall have no duty to inquire whether the Company is Insolvent. The
     Trustees may      in all events rely on such evidence concerning the
     Company's solvency as      may be furnished to the Trustees and that
     provides the Trustees with a      reasonable basis for making a
     determination concerning the Company's solvency.

          (c) If at any time the Trustees have determined that the Company is Insolvent, the Trustees shall discontinue payments from the Trust and shall hold the assets of the Trust for the benefit of the Company's general creditors. Nothing in this Trust Agreement shall in any way diminish any rights of participants or their beneficiaries of the Plans or any other program to pursue their rights as general creditors of the Company with respect to benefits due under the Plan or otherwise.

          (d) The Trustees shall resume the payment of benefits to Plan participants or their beneficiaries of the Plan and such other programs as may be designated by the Company only after the Trustees have determined that the Company is not Insolvent (or is no longer Insolvent).

3.03 Provided that there are sufficient assets, if the Trustees discontinue the payment of benefits from the Trust pursuant to Section 3.02 hereof and subsequently resume such payments, the first payment following such discontinuance shall include the aggregate amount of all payments due to participants or their beneficiaries of the Plan and such other programs as may be designated by the Company for the period of such discontinuance, less the aggregate amount of any payments made to such participants or their beneficiaries by the Company in lieu of the payments provided for hereunder during any such period of discontinuance.


                             ARTICLE IV
                         INVESTMENT AUTHORITY

The Trustees may invest in securities (including stock or rights to acquire stock) or obligations issued by the Company. All rights associated with assets of the Trust shall be exercised by the Trustees or the person designated by the Trustees, and shall in no event be exercisable by or rest with participants of
the Plan or any other program.   The Company shall have the right at anytime,
and from time to time in its sole discretion, to substitute assets of equal fair market value for any asset held by the Trust. This right is exercisable by the Company in a nonfiduciary capacity without the approval or consent of any person in a fiduciary capacity.


                             ARTICLE V
                         DEPOSITION OF INCOME

During the term of this Trust, all income received by the Trust, net of expenses and taxes, shall be accumulated and reinvested.

                             ARTICLE VI
                        ACCOUNTING BY TRUSTEES

The Trustees shall keep accurate and detailed records of all investments, receipts, disbursements, and all other transactions required to be made, including such specific records as shall be agreed upon in writing between the Company and the Trustees. Within sixty (60) days following the close of each calendar year and within thirty (30) days after the removal or resignation of the Trustees, the Trustees shall deliver to the Company a written account of their administration of the Trust during such year or during the period from the close of the last preceding year to the date of such removal or resignation, setting forth all investments, receipts, disbursements and other transactions effected by them, including a description of all securities and investments purchased and sold with the cost or net proceeds of such purchases or sales (accrued interest paid or receivable being shown separately), and showing all cash, securities and other property held in the Trust at the end of such year or as of the date of such removal or resignation, as the case may be.


                            ARTICLE VII
                      RESPONSIBILITY OF TRUSTEES

7.01 The Trustees shall act with the care, skill, prudence and diligence under the circumstances then prevailing that a prudent person acting in like capacity and familiar with such matters would use in the conduct of an enterprise of a like character and with like aims. In addition, the Trustees shall incur no liability to any person for any action taken pursuant to a direction, request or approval given by the Company which is contemplated by, and in conformity with, the terms of the Plan, any program designated by the Company or this Trust and is given in writing by the Company. In the event of a dispute between the Company and a party (including the Trustees), the Trustees may apply to a court of competent jurisdiction to resolve the dispute.

7.02 If the Trustees undertake or defend any litigation arising in connection with this Trust, the Company agrees to indemnify the Trustees against the Trustees' costs, expenses and liabilities (including, without limitation, attorneys' fees and expenses) relating thereto and to be primarily liable for such payments. If the Company does not pay such costs, expenses and liabilities in a reasonably timely manner, the Trustees may obtain payment from the Trust.

7.03 The Trustees may consult with legal counsel (who may also be counsel for the Company generally) with respect to any of their duties or obligations hereunder.

7.04 The Trustees may hire agents, accountants, actuaries, investment advisors, financial consultants or other professionals to assist them in performing any of their duties or obligations hereunder.

7.05 The Trustees shall have, without exclusion, all powers conferred on trustees by applicable law, unless expressly provided otherwise herein, provided, however, that if an insurance policy is held as an asset of the Trust, the Trustees shall have no power to name a beneficiary of the policy other than the Trust, to assign the policy (as distinct from conversion of the policy to a different form) other than to a successor trustee, or to loan to any person (other than the Company) the proceeds of any borrowing against such policy.

7.06 Notwithstanding any powers granted to the Trustees pursuant to this Trust Agreement or to applicable law, the Trustees shall not have any power that could give this Trust the objective of carrying on a business and dividing the gains therefrom, within the meaning of section 301.7701-2 of the Procedure and Administrative Regulations promulgated pursuant to the Code.

                            ARTICLE VIII
                  COMPENSATION AND EXPENSES OF TRUSTEES

All administrative fees, including Trustees' fees and expenses, shall be paid from the Trust unless paid by the Company.



                             ARTICLE IX
                  RESIGNATION AND REMOVAL OF TRUSTEES

9.01 A Trustee may resign at any time by written notice to the Company, which shall be effective thirty (30) days after receipt of such notice unless the Company and the Trustee agree otherwise.




9.02 A Trustee may be removed by the Company on thirty (30) days' notice or upon shorter notice accepted by Trustee.

9.03 Upon resignation or removal of a Trustee and appointment of a successor trustee, all assets shall subsequently be transferred to the successor trustee. The transfer shall be completed within thirty (30) days after receipt of notice of resignation, removal or transfer, unless the Company extends the time limit.

9.04 If a Trustee resigns or is removed, a successor shall be appointed, in accordance with Article X hereof, by the effective date of resignation or removal under Section 9.01 or 9.02 of this section. If no such appointment has been made, the Trustee may apply to a court of competent jurisdiction for appointment of a successor or for instructions. All expenses of the Trustees in connection with the proceeding shall be allowed as administrative expenses of the Trust.


                             ARTICLE X
                       APPOINTMENT OF SUCCESSOR

10.01 If a Trustee resigns or is removed in accordance with Section 9.01 or
9.02 hereof, the Company may appoint any third party, including a bank trust department with trust powers under state law or other party that may validly exercise trustee powers under state law, as a successor to replace the Trustee upon resignation or removal. The appointment shall be effective when accepted in writing by the new trustee, who shall have all of the rights and powers of the former Trustee, including ownership rights in the Trust assets. The former Trustee shall execute any instrument necessary or reasonably requested by the Company or the successor trustee to evidence the transfer.

10.02 A successor Trustee need not examine the records and acts of any prior Trustee and may retain or dispose of existing Trust assets, subject to Articles VI and VII hereof. A successor Trustee shall not be responsible for and the Company shall indemnify and defend a successor Trustee from any claim or liability resulting from any action or inaction of any prior Trustee or from any other past event, or any condition existing at the time it becomes successor Trustee.


                             ARTICLE XI
                       AMENDMENT OR TERMINATION

11.01 This Trust Agreement may be amended or terminated by a written instrument executed by the Company. Notwithstanding the foregoing, no such amendment shall conflict with the terms of the Plan or any program designated by the Company.

                            ARTICLE XII
                            MISCELLANEOUS

12.01 Any provision of this Trust Agreement prohibited by law shall be ineffective to the extent of any such prohibition, without invalidating the remaining provisions hereof.

12.02 Benefits payable under this Trust Agreement to participants and their beneficiaries of the Plan and any program designated by the Company may not be anticipated, assigned (either at law or in equity), alienated, pledged, encumbered or subjected to attachment, garnishment, levy, execution or other legal or equitable process.

12.03 This Trust Agreement shall be governed by and construed in accordance with the laws of the Commonwealth of Virginia, other than its choice of law provisions.






                            ARTICLE XIII
                           EFFECTIVE DATE

The effective date of this Trust Agreement shall be July 1, 1999.

To implement this Trust Agreement, the authorized officers of the Company and the Trustees have executed this document on the dates indicated below, effective as of July 1, 1999.

                              NOLAND COMPANY


     July 1,       1999  By:      Lloyd U. Noland, III.
                              Lloyd U. Noland, III
                              Chairman and Chief Executive Officer


     July 1,       1999            Lloyd U. Noland, III.
                              Lloyd U. Noland, III


     July 1,       1999            Arthur P. Henderson, Jr.
                              Arthur P. Henderson, Jr.

                           EXHIBIT 13
                             INDEX


                                               Page

Management's Discussion                        27-29

Report of Independent Accountants              30

Quarterly Financial Data                       31

Consolidated Statement of Income               32

Consolidated Balance Sheet                     33

Consolidated Statement of Cash Flows           34

Notes to Consolidated Financial Statements     35-40

Ten Year Review                                41-42

Inside Back Cover                              43-44

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


  The following discussion focuses on the consolidated results of operations, financial condition and cash flows of Noland Company. This section should be read in conjunction with the consolidated financial statements and notes.

Results of Operations

  Sales for 1999 totaled $482.8 million, 3.7 percent more than 1998 sales of $465.5 million. After a respectable 7.0 percent gain in sales in the first six months, we suffered a relatively flat second half. Major factors in the disappointing second half were the closing of several branches, including our three Texas operations, and the devastating storm and flooding along the East coast in September. Plumbing and air conditioning sales increased five percent while the electrical/industrial business remained flat. Sales for 1998 were $465.5 million compared to $465 million for 1997.

  The gross profit margin was 20.1 percent for 1999 and 1998, down from 20.2 percent for 1997. The Company completed implementation of its new inventory management system in 1999, and continued to improve the quality of inventory management through a series of physical control initiatives. In addition, we began implementing a centralized approach to stock replenishment. These initiatives are enhancing the accuracy and completeness of our inventories, which should translate into improved levels of customer service and lower overall inventory levels. 1999's gross profit margin suffered from the year-end LIFO adjustment which increased cost of goods sold by $1,391,000 compared to $381,000 a year ago. Over-all inflation contributed to the 1999 adjustment. The 1997 LIFO inventory adjustment decreased cost of goods sold by $1,040,000. The increase in sales accounted for a $3,500,000 increase in gross profit for 1999 compared to 1998.

  Operating expenses increased slightly from 1998's $87.9 million to $88.1 million. The 1997 operating expenses were $87.7 million. Factors contributing to the increase include the cost of regionalization, central stock replenishment and an $855,000 increase in casualty insurance. Expenses benefitted in 1999, 1998 and 1997 from pension credits of $3.8 million, $2.0 million, and $700,000, respectively as a result of the Plan's over-funded position.

  The combination of higher gross profit and flat operating expenses resulted in a 59.8 percent increase in operating profits compared to 1998. Interest expense decreased 19.4 percent to $2.8 million in 1999 from $3.5 million in



1998. Lower inventory levels throughout the year and less debt contributed to the decline.

Liquidity and Capital Resources

  The Company maintains its short and long-term liquidity through: (1) cash flow from operations; (2) short-term financings; (3) bank line of credit arrangements, when needed; and (4) additional long-term debt, when needed.

  In 1999 net cash provided by operating activities was $23.3 million compared to $1.9 million in 1998 and $17.4 million in 1997. The cash from operations was used to pay down long-term debt by $14.9 million and for capital expenditures of $7 million. The costs associated with branch closings were insignificant. The Company's financial position remains strong with
working capital of $67.8 million and a current ratio of 2.1 to 1.   Management
believes the Company's liquidity, working capital and capital resources are sufficient to meet the working capital and capital expenditure needs of the foreseeable future.

  At December 31, 1998, the Company was not in compliance with a loan covenant relating to debt which the lender permanently waived. The loan was paid off in March 1999 from operating funds.

Outlook

  In 1999, the years-long effort to reshape the Company began to pay off. Improved productivity and the closing of several underperforming branches strengthened operations and allowed us to enter 2000 as a tighter, more focused Company.

  Included in this discussion and in other sections of this Annual Report are forward-looking statements that reflect management's current outlook for the future. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the statements. Such risks and uncertainties include, but are not limited to, general business conditions, climatic conditions, competitive pricing pressures, product availability, and successful implementation of the Company's new sales and inventory management initiatives.

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

  The Company paid a contractor $20,000 to address specific Year 2000 issues while all other Year 2000 work was accomplished by existing staff. All programs and modules were bench tested and migrated into production before January 1, 2000. All funds for Year 2000 remediation costs came from operations.

  Noland Company did not experience any disruption in its business due to Year 2000 issues. Programs and modules worked without interruption and all supply chains were available without disruption.

REPORT OF INDEPENDENT ACCOUNTANTS
PRICEWATERHOUSECOOPERS
                                       PricewaterhouseCoopers LLP

To the Board of Directors and Stockholders of Noland Company:

  In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income and retained earnings and of cash flows present fairly, in all material respects, the financial position of Noland Company and its subsidiary at December 31, 1999, 1998, and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and the significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



Virginia Beach, Virginia
February 18, 2000


Selected Quarterly Financial Data (unaudited)

 (In thousands, except per share amounts)


                 First Quarter      Second Quarter     Third Quarter        Fourth  Quarter               Year
                1999      1998      1999      1998     1999       1998      1999         1998         1999     1998

Sales         $114,250  $103,885  $125,137  $119,919  $126,276  $124,851  $117,167     $116,824     $482,830  $465,479

Gross Profit  $ 21,661  $ 20,551  $ 24,099  $ 23,743  $ 23,869  $ 24,385  $ 27,309     $ 24,767     $ 96,938  $ 93,446

Net Income    $    822  $    656  $  1,837  $  1,640  $  1,383  $   1587  $  4,105(A)  $  1,987(A)  $  8,147  $  5,870

Basic Earnings$    .22  $    .18  $    .50  $    .44  $    .38  $    .43  $   1.12(A)  $    .54(A)  $   2.22  $   1.59

     Per Share

Diluted Earnings
     Per Share$    .22  $    .18  $    .50  $    .44  $    .37  $    .43  $   1.11(A)  $    .54(A)  $   2.20  $   1.59


(A) The Company uses estimated gross profit rates to determine cost of goods sold during interim periods. Year-end inventory adjustments to reflect actual inventory levels are made in the fourth quarter. These previously undeterminable adjustments had the effect of increasing (decreasing) net income for the fourth quarter of 1999 and 1998 by approximately
     $1,729,000 ($.47 per share) and $82,000 ($.02 per share), respectively.


CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
Noland Company and Subsidiary

For the years ended December 31, 1999, 1998, and 1997
(In thousands, except per share amounts)  1999        1998        1997

Sales                                   $482,830    $465,479    $464,965

Cost of Goods Sold:

     Purchases and freight in            385,161     376,133     369,900

     Inventory, January 1                 70,570      66,470      67,782

     Inventory, December 31              (69,839)    (70,570)    (66,470)

         Cost of Goods Sold              385,892     372,033     371,212

Gross Profit on Sales                     96,938      93,446      93,753

Operating Expenses                        88,115      87,927      87,659

Operating Profit                           8,823       5,519       6,094

Other Income:

     Cash Discounts, net                   4,719       4,534       4,096

     Service charges                       1,440       1,251       1,195

     Miscellaneous                         1,149       1,385         577

         Total Other Income                7,308       7,170       5,868

Interest Expense                           2,819       3,498       3,078

Income Before Income Taxes                13,312       9,191       8,884

Income Taxes                               5,165       3,321       3,341

Net Income                              $  8,147    $  5,870    $  5,543

Retained Earnings, January 1              88,561      83,875      79,516

Cash Dividends Paid ($ .32 per share)     (1,184)     (1,184)     (1,184)

Retained Earnings, December 31          $ 95,524    $ 88,561    $ 83,875

Basic Earnings Per Share                $   2.22    $   1.59    $   1.50

Diluted Earnings Per Share              $   2.20    $   1.59    $   1.50












[FN]
The accompanying notes are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET
Noland Company and Subsidiary


December 31, 1999, 1998, and 1997


(In thousands)                            1999        1998        1997

Assets

Current Assets:

  Cash and cash equivalents             $  2,528    $  3,319    $  5,674

  Accounts receivable (net of
  allowance for doubtful accounts)        55,704      55,451      49,984

  Inventory (net of reduction to LIFO)    69,839      70,570      66,470

  Deferred income taxes                    1,147       1,948       1,706

  Prepaid expenses                           236         299         185

      Total Current Assets               129,454     131,587     124,019

Property and Equipment, at cost:

  Land                                    13,407      13,127      13,384

  Buildings                               83,414      81,348      76,945

  Equipment and fixtures                  64,620      63,815      55,714

  Property in excess of current needs      1,699       1,876       1,873

      Total                              163,140     160,166     147,916

  Less accumulated depreciation           79,599      74,361      68,491

      Total Property and Equipment, net   83,541      85,805      79,425

Assets Held for Resale                     1,021       1,021       1,241

Prepaid Pension                           18,618      14,847      12,874

Other Assets                                 985       1,068         889

                                        $233,619    $234,328    $218,448

Liabilities and Stockholders' Equity

Current Liabilities

  Notes payable, short-term borrowings  $  7,800    $  7,500    $  5,750

  Current maturity of long-term debt       4,398      14,872       2,896

  Book overdrafts                          8,403      10,525       5,348

  Accounts payable                        26,895      21,890      21,030

  Other accruals and liabilities          13,177      10,997      12,277

  Federal and state income taxes           1,029         535         873

      Total Current Liabilities           61,702      66,319      48,174

Long-term Debt                            28,015      32,413      39,784

Deferred Income Taxes                     10,197       9,122       8,807

Accrued Postretirement Benefits            1,543       1,241         916

Stockholders' Equity:

  Capital common stock, par value, $10;
  authorized, 6,000,000 shares; issued
  3,700,876 shares                        37,009      37,009      37,009

  Retained earnings                       95,524      88,561      83,875

      Total                              132,533     125,570     120,884

  Less unearned compensation, stock plans    371         337         117

      Stockholders' Equity               132,162     125,233     120,767

                                        $233,619    $234,328    $218,448



[FN]
The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
Noland Company and Subsidiary

For the years ended December 31, 1999, 1998, and 1997


(In thousands)                             1999        1998        1997
Cash Flows From Operating Activities:

Net Income                              $  8,147    $  5,870    $  5,543

Adjustments to reconcile net income to net cash

   provided by operating activities:

   Depreciation and amortization           8,450       7,977       6,890

   Amortization of prepaid pension cost   (3,771)     (1,973)       (651)

   Deferred income taxes                   1,876          73         740

   Provision for doubtful accounts         1,823       1,441       1,710

   Other non-cash adjustments                (98)        (88)       (119)

   Change in operating assets and liabilities:

     (Increase) decrease in accounts
      receivable                          (2,076)     (6,908)      1,173

     Decrease (increase) in inventory        731      (4,100)      1,312

     Decrease (increase) in prepaid
     expenses                                 63        (114)        204

     Decrease in assets held for resale       -          220          50

     Decrease (increase) in other assets      20        (258)       (230)

     Increase in accounts payable          5,005         860       1,831

     Increase (decrease) in other
     accruals and liabilities              2,180      (1,280)     (1,820)

     Increase (decrease) in federal and
     state income taxes                      494        (338)        385

     Increase in postretirement benefits     302         325         256

Total adjustments                         15,195      (3,987)     11,863

      Net cash provided by operating
      activities                          23,342       1,883      17,406

Cash Flows From Investing Activities:

   Capital expenditures                   (7,018)    (14,751)     (9,339)

   Proceeds from sale of assets              894         473       2,017

      Net cash used by investing
      activities                          (6,124)    (14,278)     (7,322)

Cash Flows From Financing Activities:

   (Decrease) increase in book overdrafts (2,122)      5,177        (990)

   Short-term borrowings                 189,650     203,800     169,300

   Short-term payments                  (189,350)   (202,050)   (169,500)

   Long-term borrowings                    7,500       7,500      12,660

   Long-term repayments                  (22,372)     (2,896)    (18,247)

   Dividends paid                         (1,184)     (1,184)     (1,184)

   Purchase (sale) of restricted stock      (131)       (307)         93

      Net cash (used) provided by
      financing activities               (18,009)     10,040      (7,918)

Cash and Cash Equivalents:

(Decrease) increase during year             (791)     (2,355)      2,166

Beginning of year                          3,319       5,674       3,508

End of year                             $  2,528    $  3,319    $  5,674

Supplemental Disclosures of Cash Flow Information:

Cash paid during the year for:

   Interest                             $  2,847    $  3,448    $  3,104

   Income taxes                         $  3,208    $  3,790    $  2,222



[FN]
The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Noland Company and Subsidiary

1.   Principal Business of the Company
     Noland Company is a wholesale distributor of mechanical equipment and supplies. These products are categorized under plumbing, air conditioning, and electrical/industrial.

     Markets for these products include contractors, industrial plants, utilities and others. The Company operates in only one segment of business.

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

b.   Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     Cash is maintained in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. There are no requirements for compensating balances.

g.   Extra Compensation
     All employees with at least one year of service participate in one or more of the Company's extra compensation plans which are based on earnings before income taxes and certain adjustments. The cost of these plans was $2,150,000 in 1999, $1,654,000 in 1998 and $1,604,000 in 1997.

h.   Unearned Compensation - Stock Plans
     The Company provides a restricted stock plan for certain   executives of
the Company. Under the Plan, 50,000 shares in the aggregate, limited to 10,000 shares per year, may be granted as restricted stock. Participants may not dispose or otherwise transfer stock granted for three years from date of grant. Restrictions lapse on 20 percent of the stock per year beginning at the end of the third year. Upon issuance of stock under the plan, unearned compensation equivalent to the market value at the date of grant is charged to stockholders' equity and amortized over seven years. The number of shares granted in 1999 and 1998 was 10,000 and 9,700 with a fair value of $238,000 and $236,000, respectively. There was no awards in 1997. The amount amortized to compensation expense in 1999, 1998 and 1997 was $118,000, $88,000 and $67,000, respectively. In addition, 1,500 and 2,000 shares were forfeited in 1999 and 1997, respectively.

     Effective July 1, 1999 the Company adopted the 1999 Outside Directors Stock Plan (the Plan) to provide incentive and award to the Company's Outside Directors. The Common Stock Benefit Trust (the Trust), a grantor trust, was established to provide a source of funds to meet the obligations of the Plan. The Trust is consolidated with Noland Company and all dividend transactions are eliminated. The cost of the shares held by the Trust is shown as a reduction of stockholders' equity. In 1999, $44,000 was charged against stockholders' equity with $23,000 recorded as director compensation.

i.   Earnings Per Share
     Basic earnings per share for 1999, 1998, and 1997 is calculated based on 3,676,276, 3,681,976, and 3,689,676, respectively. Diluted earnings per share are calculated on 3,700,876 shares outstanding. The dilutive potential shares consist of restricted stock.

j.   Professional Standards
     Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137, is effective for periods beginning after June 15, 2000. The Company has no derivative instruments or hedging activities.

k.   Reclassification
     Certain amounts in prior years' financial statements have been reclassified to conform to the 1999 presentation.

3.   Accounts Receivable
     Accounts receivable are net of an allowance for doubtful accounts of $1,008,000 for 1999, 1998 and 1997. Bad debt charges, net of recoveries, were $1,042,000 for 1999, $684,000 for 1998 and $855,000 for 1997.

4.   Inventory
     Comparative year-end inventories are as follows:



(In thousands)                             1999        1998        1997

Inventory, at approximate

  replacement cost                      $104,106    $103,446     $98,965

Reduction to LIFO                         34,267      32,876      32,495

LIFO inventory                          $ 69,839    $ 70,570    $ 66,470
     Liquidation of certain inventory layers carried at the higher/lower costs which prevailed in prior years as compared with the costs of 1999, 1998 and 1997 purchases had the effect of increasing 1999 and 1997 net income $47,000 ($.01 per share) and $393,000 ($.11 per share) and decreasing 1998 net income $150,000 ($.04 per share).

5.   Notes Payable
a.   Short-term Borrowings:
     Amounts payable to banks at December 31, 1999, 1998 and 1997 were $7,800,000, $7,500,000 and $5,750,000, respectively. The average interest rate, which is based on existing Federal Funds rates, was 5.4 percent at December 31, 1999, 5.2 percent at December 31, 1998, and 7.1 percent at December 31, 1997. The carrying amount of these short-term borrowings approximates fair value because of the short maturity of the borrowings.

     The Company had unused lines of credit totaling $40.7 million at December 31, 1999.

b. Long-term Debt:


(In thousands)                             1999        1998        1997

Promissory note, 9.6% interest payable

quarterly, $1,850,000 due June 2000

with balance due June 2001.  (1)         $ 3,800     $ 5,650     $ 7,500

Promissory note, 6.6% interest

plus $83,333 principal payable

monthly 2000 through 2002.  (1)            3,000       4,000       5,000

Promissory note, variable interest

payable weekly principal due

March 30, 1999.  (1)                          -       10,000      10,000

Promissory note, variable interest

payable monthly (6.6% at December

31, 1999), principal due August

2001.  (2)                                15,000      15,000       7,500

Industrial revenue financings, variable

interest payable quarterly (5.6% at

December 31, 1999) with varying

maturities from 2000 to 2004.  (1) (3)    10,075      12,050      12,050

Other                                        538         585         630

                                           32,413     47,285      42,680

Less current maturities                     4,398     14,872       2,896

                                          $28,015    $32,413     $39,784
(1) Subject to agreements that require the Company to maintain not less than $55,000,000 in working capital and not less than a 1.75-to-1 year-end current ratio. Cash dividends cannot exceed 50 percent of earnings, excluding net gains on disposition of capital assets, reckoned accumulatively from January 1, 1986. Earnings retained since that date not restricted under this provision amount to $17,271,000.

(2) The Company has an unsecured term revolver loan with a committed amount of $15,000,000. The Company may pay down and reborrow within the committed amount without penalty except for a non-usage fee if the average usage for a 90 day period is less than 50 percent.

(3) Industrial Development Revenue Refunding Bonds are callable at the option of the bondholders upon giving seven days notice to the Trustee. The carrying value of these bonds is a reasonable estimate of fair value as interest rates are based on prevailing market rates. To ensure payment of the long-term refunding bonds the Company has caused to be delivered to the Trustee an irrevocable, direct pay letter of credit in favor of the Trustee in the amount of $10,440,000. The contract amount of the letter of credit is a reasonable estimate of its fair value as the rate is fixed over the life of the commitment. No material loss is anticipated due to nonperformance by the counterparties to those agreements.

     At December 31, 1998, the Company was not in compliance with a loan covenant on a $10,000,000 promissory note. The lender permanently waived non -compliance and the loan converted to a short-term credit facility on March 30, 1999 and was retired on that date.

     The fair value of the remaining $22.3 million of long-term debt is estimated based on the borrowing rates currently available to the Company for loans with similar terms and average maturities. The fair value of this long-term debt is approximately $22.4 million at December 31, 1999.

     Annual maturities of long-term debt for the five years subsequent to December 31, 1999, are as follows: 2000, $4,398,000; 2001, $19,427,000; 2002, $1,013,000; 2003, $7,000,000; 2004, $575,000.

6.   Postretirement Benefits
     The following tables reconcile the plan's change in benefit obligation and show the plan's funded status at December 31, 1999 1998, and 1997.



(In thousands)                             1999        1998        1997

Change in benefit obligation

  Benefit obligation at the end

   of the prior year                     $ 4,869     $ 4,654     $ 4,264

  Service cost                                55          50          47

  Interest cost                              316         320         318

  Plan participants' contributions            71          68          54

  Actuarial loss                            (602)        114         338

  Benefit payments                          (361)       (337)       (367)

  Benefit obligation at year end         $ 4,348     $ 4,869     $ 4,654

Reconciliation of funded status
  Funded status                          $(4,348)    $(4,869)    $(4,654)

  Unrecognized net actuarial loss            160         780         687

  Unrecognized transition obligation       2,645       2,848       3,051

  Accrued cost                           $(1,543)    $(1,241)    $  (916)

     The discount rate used to calculate the benefit obligation was 8.0 percent for 1999, 6.75 percent for 1998, and 7.0 percent for 1997. There are no plan assets. Employer paid benefits are limited to a fixed reimbursement allowance based on years of service at retirement. No health care cost trend assumption is necessary.

     The components of the provision for net periodic postretirement benefit costs are:


(In thousands)                             1999        1998        1997

Service cost                             $    55     $    50     $    47

Interest cost                            $   316     $   320     $   318

Net amortization                         $   222     $   224     $   203

Net postretirement benefit cost          $   593     $   594     $   568
7.   Retirement Plan
     The following tables reconcile the plan's change in benefit obligation and change in plan assets and show the funded status at December 31, 1999, 1998 and 1997.



(In thousands)                             1999        1998        1997

Change in benefit obligation

  Benefit obligation at the end

   of the prior year                    $ 42,903    $ 39,768    $ 34,466

  Service cost                             1,222       1,159         976

  Interest cost                            2,755       2,734       2,647

  Actuarial (gain) loss                   (6,556)      1,832       4,363
  Benefit payments                        (2,806)     (2,590)     (2,684)

  Benefit obligation at year end        $ 37,518    $ 42,903    $ 39,768

Change in plan assets

  Fair value of plan assets at

   beginning of year                    $ 77,153    $ 66,243    $ 55,069

  Actual return on plan assets             5,451      13,500      13,979

  Benefits paid                           (2,806)     (2,590)     (2,684)

  Fair value of plan assets at year end $ 79,798    $ 77,153    $ 66,364

Reconciliation of funded status

  Funded status                         $ 42,280    $ 34,250    $ 26,596

  Unrecognized net actuarial (gain)       23,662     (19,403)    (14,034)

  Unrecognized prior service cost           -           -            312

  Prepaid benefit                       $ 18,618    $ 14,847    $ 12,874

     Weighted-average assumptions as of the end of the year were:


                                           1999        1998        1997

Discount rate                              8.0%       6.75%        7.0%

Rate of compensation  increase             4.0%        4.0%        4.0%

Expected return on plan assets            8.25%       8.25%       8.25%
     The components of the credits for the net periodic pension benefit are:



(In thousands)                             1999        1998        1997

Service cost                             $ 1,222     $ 1,159     $   976

Interest cost                              2,755       2,734       2,647

Expected return on plan assets            (6,266)     (5,365)     (4,446)

Amortization of prior service cost          -            312         359

Amortization of net
  actuarial (gain)
                                          (1,482)       (813)       (187)

Net pension benefit                      $(3,771)    $(1,973)      $(651)

8.  Income Taxes
    The components of income tax expense are as follows:


(In thousands)                             1999        1998        1997

Federal:

     Current                             $ 3,368     $ 2,583     $ 2,612

     Deferred                              1,017         247         285

State:

     Current                                 606         451         369

     Deferred                                174          40          75

     Total                               $ 5,165     $ 3,321     $ 3,341

     The components of the net deferred tax liability are:


(In thousands)                             1999        1998        1997

Current deferred (assets)

  Accounts receivable                   $   (190)    $   (95)   $   -

  Inventory                                 (338)     (1,237)     (1,100)

  Accrued vacation                          (619)       (616)       (606)

    Total net current deferred (asset)    (1,147)     (1,948)     (1,706)

Noncurrent deferred (assets) liabilities

  Property and equipment                   4,349       4,435       4,639

  Pension asset                            7,006       5,587       4,845

  Postretirement benefit liability          (581)       (467)       (345)

  Other                                     (577)       (433)       (332)
     Total net non current deferred

      liability                           10,197       9,122       8,807

  Net deferred liability                 $ 9,050     $ 7,174     $ 7,101
     The reasons for the difference between total tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows:



(In thousands)                             1999        1998        1997

Statutory rate applied to

  pretax income                          $ 4,526     $ 3,125     $ 3,021

State income taxes, net

  of federal tax benefit                     496         297         244

Other                                        143        (101)         76

Total tax expense                        $ 5,165     $ 3,321     $ 3,341

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

     Rental expense under operating leases for 1999, 1998, and 1997 was $1,558,000, $1,553,000 and $1,694,000, respectively.

     Minimum payments due for years after 1999 under noncancelable operating leases are $1,476,000 in 2000, $1,132,000 in 2001, $981,000 in 2002, $930,000
in 2003 and $2,836,000 thereafter.

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

TEN-YEAR REVIEW OF SELECTED FINANCIAL DATA (Unaudited)
Noland Company and Subsidiary



(Dollar amounts in thousands, except
 per share data)                           1999        1998        1997

Income Statement Data
   Sales                                $482,830    $465,479    $464,965

   Gross Profit                           96,938      93,446      93,753

   Operating Expenses                     88,115      87,927      87,659

   Operating Profit (Loss)                 8,823       5,519       6,094

   Interest Expense                        2,819       3,498       3,078

   Interest Expense as Percent of
                     Total Assets            1.2         1.5         1.4

   Income (Loss) Before Income Taxes      13,312       9,191       8,884

   Pretax Profit as Percent of Sales         2.8         2.0         1.9

   Income Taxes Payable (Receivable)       5,165       3,321       3,341

   Effective Tax Rate                       38.8        36.1        37.6

   Net Income (Loss)                       8,147       5,870       5,543

   Income Paid to Stockholders
   (Cash Dividends)                        1,184       1,184       1,184

   Income Reinvested                       6,963       4,686       4,359

   Property and Equipment Expenditures     7,018      14,751       9,339

   Depreciation and Amortization           8,450       7,977       6,890

Balance Sheet Data

   Stockholders' Equity                  132,162     125,233     120,767

   Working Capital                        67,752      65,268      75,845

   Current Ratio                             2.1         2.0         2.6

   Total Assets                          233,619     234,328     218,448

   Long-term Debt                         28,015      32,413      39,784

   Borrowed Funds                         40,213      54,785      48,430

   Borrowed Funds as Percent of
                   Total Assets             17.2        23.4        22.2

   Total Liabilities as Percent of
                      Total Assets          43.4        46.6        44.7

Per Share Data*

   Diluted Earnings (Loss)                  2.20        1.59        1.50

   Cash Dividends Paid to Stockholders       .32         .32         .32

   Stockholders' Equity (Book Value)       35.71       33.84       33.63

   Return on Average Stockholders' Equity    6.3         4.8         4.7

   Stock Price Range:

     Average High                          22.95       27.17       24.59

     Average Low                           18.25       22.27       21.72

   Number of Employees at December 31      1,512       1,554       1,606

   Number of Branches at December 31         100         106         107

Supplemental Information
The Company elected the LIFO method of inventory valuation in 1974.
The above information (i.e., gross profit, income and taxes) is stated on that basis. Had the Company used the FIFO method, the results would have been:


   Gross Profit                           98,329      93,827      92,713

   Income (Loss) Before Income Taxes      14,703       9,572       7,844

   Income Taxes Payable (Receivable)       5,705       3,455       2,949

   Net Income (Loss)                       8,998       6,117       4,895

   Net Income (Loss) Per Share              2.43        1.65        1.32

   Stockholders' Equity (Book Value)
                           Per Share       39.71       37.99       37.32

   Return on Average Stockholders' Equity    6.3        4.3        3.6

[FN]
*Based on 3,700,876 shares outstanding


      1996       1995       1994       1993       1992       1991       1990


   $465,705   $469,512   $440,202   $402,941   $412,086   $384,535   $428,473

     90,789     89,087     86,166     77,306     77,265     71,000     79,982

     84,383     83,389     78,259     74,692     73,227     74,355     75,641

      6,406      5,698      7,907      2,614       4,038    (3,355)     4,341

      2,828      3,239      2,626      2,422      3,058      3,724      4,742

        1.3        1.5        1.2        1.2        1.7        2.0        2.5

      9,657      8,237     10,568      5,291      6,610     (1,203)     6,377

        2.1        1.8        2.4        1.3        1.6         NA        1.5

      3,794      3,290      4,341      1,996      2,518       (478)     2,651

       39.3       39.9       41.1       37.7       38.1      (39.7)      41.6

      5,863      4,947      6,227      3,295      4,092       (725)     3,726

      1,184      1,036        888        888        888      1,702      1,665

      4,679      3,911      5,339      2,407      3,204         NA      2,061

     10,890      9,735     10,858      7,611      6,191      7,075     10,798

      6,868      6,655      6,232      6,178      6,365      6,543      6,433



    116,292    111,688    107,865    102,596    100,189     96,985     99,412

     77,379     71,889     65,575     65,203     65,509     64,433     70,701

        2.6        2.4        2.0       2.3         2.8        2.6        2.8

    219,885    213,520    217,085    201,029    185,372    189,072    192,887

     45,039     41,611     36,914     38,505     40,511     42,898     44,299

     54,267     45,332     53,130     47,485     46,097     54,299     56,131

       24.7       21.2       24.5       23.6       24.9       28.7       29.1

       47.1       47.7       50.3       48.9       46.0       48.7       48.5



       1.58       1.34        1.68       .89       1.11       (.20)      1.01

        .32        .28        .24        .24        .24        .46        .45

      31.42      30.18      29.15      27.72      27.07      26.21      26.86

        5.1        4.5        5.9        3.2        4.2         NA        3.8



      21.81      21.31      20.94      18.13      16.13      14.88      19.19

      18.89      18.38      17.56      15.06      13.91      12.25      15.00

      1,692      1,655      1,741      1,683      1,720      1,704      1,797

        107         99         99         93         93         92         92






     90,582     91,187     86,404     77,318     76,541     70,888     80,429

      9,450     10,337     10,806      5,303      5,886     (1,315)     6,824

      3,714      4,124      4,441      2,000      2,226       (495)     2,770

      5,736      6,213      6,365      3,303      3,660       (820)     4,054

       1.55       1.68       1.72        .89        .99       (.22)      1.10

      36.32      34.39      33.69      32.21      31.19      30.81      31.17

        4.4        4.9        5.2        2.8        3.2         NA        3.5

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

PricewaterhouseCoopers LLP
One Columbus Center
Suite 400
Virginia Beach, Virginia 23462

Legal Counsel:

Hunton & Williams
P.O. Box 1535
Richmond, Virginia 23212

Noland on the Internet:
     For the latest financial news, career opportunities and other Company information, visit us on the Internet at: www.noland.com

Stock Information

     The Company's common stock is traded over the counter as part of NASDAQ's National Market System (symbol: NOLD). On March 8, 2000, the approximate number of holders of record of the Company's common stock was 2,500.

Market Prices:
     The following table sets forth the reported high and low prices for the common stock on the NASDAQ system:

                            High            Low
   1999
  Qtr. 4                   $20.19         $16.50
  Qtr. 3                   $21.00         $18.00
  Qtr. 2                   $21.75         $18.50
  Qtr. 1                   $28.88         $20.00

   1998
  Qtr. 4                   $28.94         $20.56
  Qtr. 3                   $28.75         $22.50
  Qtr. 2                   $26.50         $23.50
  Qtr. 1                   $24.50         $22.50





P/E Ratio:*
                            High            Low

   1999                      10              8

   1998                      17             14

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

Dividends Paid:
     The Company paid quarterly dividends of $.08 per share in each quarter of 1999 and 1998.

Registrar:
Noland Company

Transfer Agent:
Continental Stock Transfer and Trust Company
2 Broadway
New York, New York  10004
(212) 509-4000

Annual Meeting:
April 20, 2000, 10:00 a.m.
Noland's Corporate Headquarters
Newport News, Virginia