Form 10-Q
period 2000-03-31
NOLAND CO
filed 2000-05-09
CIK 72243

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended March 31, 2000        Commission file no. 2-27393




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


Outstanding capital common stock, $10.00 par value at April 20, 2000, 3,688,605 shares.










This report contains 11 pages.

                       NOLAND COMPANY AND SUBSIDIARY

                                   INDEX


                                                              PAGE NO.

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Consolidated Balance Sheets -

             March 31, 2000 (Unaudited) and Dec. 31, 1999 (Audited)....  3

          Unaudited Consolidated Statements of Income -

             Three Months Ended March 31, 2000 and 1999................. 4

          Unaudited Consolidated Statements of Retained Earnings -

             Three Months Ended March 31, 2000 and 1999................  5

          Unaudited Consolidated Statements of Cash Flows -

             Three Months Ended March 31, 2000 and 1999................  6

          Notes to Unaudited Consolidated Financial Statements.........  7-8

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................  8-9

     Item 3.  Qualitative and Quantitative Disclosures About
              Market Risk..............................................  9

PART II.  OTHER INFORMATION

          Items 1, 2, 3, 4, 5, and 6...................................  10

SIGNATURES ............................................................  11

                         PART 1. FINANCIAL INFORMATION
                         NOLAND COMPANY AND SUBSIDIARY
                          Consolidated Balance Sheets

   Item 1. Financial Statements
                                                    March 31,      December 31,
                                                      2000            1999
                                                   (Unaudited)     (Audited)
   Assets
   Current Assets:
       Cash and cash equivalents                  $  3,403,420    $  2,528,131
       Accounts receivable, net                     55,731,618      55,704,292
       Inventory, net                               73,111,888      69,839,568
       Deferred income taxes                         1,146,509       1,146,509
       Prepaid expenses                                312,589         235,593
            Total Current Assets                   133,706,024     129,454,093

   Property and Equipment, at cost:
       Land                                         13,314,245      13,406,704
       Buildings                                    84,045,944      83,413,913
       Equipment and fixtures                       65,262,322      64,620,605
       Property in excess of current needs           1,699,140       1,699,140
            Total                                  164,321,651     163,140,362
       Less accumulated depreciation                81,209,089      79,599,165
            Property and Equipment, net             83,112,562      83,541,197

   Assets Held for Resale                            1,021,492       1,021,492
   Prepaid Pension                                  19,723,718      18,617,968
   Other Assets                                        963,219         984,505
                                                  $238,527,015    $233,619,255
   Liabilities and Stockholders' Equity
   Current Liabilities:
       Notes payable - short term borrowings      $ 17,850,000    $  7,800,000
       Current maturity of long-term debt            4,397,775       4,397,775
       Book overdrafts                               7,406,194       8,402,769
       Accounts payable                             24,958,240      26,895,562
       Other accruals and liabilities                8,784,557      13,177,386
       Federal and state income taxes                1,704,140       1,028,722
            Total Current Liabilities               65,100,906      61,702,214

   Long-term Debt                                   27,752,928      28,014,872

   Deferred Income Taxes                            10,196,539      10,196,539

   Accrued Postretirement Benefits                   1,598,433       1,543,437

   Stockholders' Equity:
       Capital common stock, par value $10;
       authorized, 6,000,000 shares; issued,
       3,688,605 and 3,700,876 shares               36,886,050      37,008,760
       Retained earnings                            97,502,834      95,523,652
            Total                                  134,388,884     132,532,412
       Less restricted stock                           510,675         370,219
            Stockholders' Equity                   133,878,209     132,162,193

                                                  $238,527,015    $233,619,255





   The accompanying notes are an integral part of the financial statements.

                      NOLAND COMPANY AND SUBSIDIARY

               Unaudited Consolidated Statements of Income



                                              Three Months Ended
                                                  March 31,

                                            2000              1999


Merchandise sales                        $120,994,151      $114,250,440

 Cost of goods sold:

    Purchases and freight-in              100,391,072        87,526,662
    Inventory, beginning                   69,839,568        70,570,288
    Inventory, ending                     (73,111,888)      (65,507,284)

      Cost of goods sold                   97,118,752        92,589,666

 Gross profit on sales                     23,875,399        21,660,774

 Operating expenses                        21,279,609        21,438,480

 Operating profit                           2,595,790           222,294

 Other income:
    Cash discounts, net                     1,329,294         1,255,553
    Service charges                           358,370           428,199
    Miscellaneous                             195,928           179,049

         Total other income                 1,883,592         1,862,801

 Interest expense                             687,174           766,938

 Income before income taxes                 3,792,208         1,318,157

 Income taxes                               1,427,000           496,000

 Net income                                $2,365,208        $  822,157

 Basic earnings per share                  $      .65        $      .22

 Diluted earnings per share                $      .64        $      .22

 Cash dividends per share                  $      .08        $      .08













 The accompanying notes are an integral part of the financial statements.

                        NOLAND COMPANY AND SUBSIDIARY

           Unaudited Consolidated Statements of Retained Earnings



                                                  Three Months Ended
                                                       March 31,

                                                  2000          1999

    Retained earnings, January 1             $95,523,652   $88,560,575

    Add net income                             2,365,208       822,157

    Less cost of retired stock in excess of par    (89,956)       -

    Deduct cash dividends paid
     ($.08 per share)                           (296,070)     (296,070)

    Retained earnings, March 31              $97,502,834   $89,086,662







































   The accompanying notes are an integral part of the financial statements.

                         NOLAND COMPANY AND SUBSIDIARY

                Unaudited Consolidated Statements of Cash Flows

                                                            Three Months
                                                           Ended March 31


                                                         2000        1999
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $ 2,365,208  $   822,157
  Adjustments to reconcile net income to net cash (used in)
   provided by operating activities:
    Depreciation and amortization                      2,111,020    2,166,131
    Amortization of prepaid pension cost              (1,105,750)    (625,000)
    Provision for doubtful accounts                      337,042      319,890
    Amortization of unearned
      compensation-restricted stock                       31,589       25,459
    Change in operating assets and liabilities:
     (Increase) decrease in accounts receivable         (364,368)     539,782
     (Increase) decrease in inventory                 (3,272,320)   5,063,004
     (Increase) in prepaid expenses                      (76,996)     (97,796)
     (Increase) in other assets                          (10,303)     (25,996)
     (Decrease) in accounts payable                   (1,937,322)    (101,625)
     (Decrease) in other accruals and liabilities     (4,392,829)  (2,690,828)
     Increase in federal and state income taxes          675,418      380,359
     Increase in accrued post retirement benefits         54,996       75,969
  Total adjustments                                   (7,949,823)   5,029,349
      Net cash (used in) provided
      by operating activities                         (5,584,615)   5,851,506

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                              (1,661,738)  (1,475,931)
    Proceeds from sale of assets                          10,942       25,606
      Net cash used in investing activities           (1,650,796)  (1,450,325)

  CASH FLOWS FROM FINANCING ACTIVITIES:
    (Decrease) in bank overdrafts                       (996,575)  (4,069,386)
    Short-term borrowings - net                       10,050,000   12,500,000
    Long-term debt (payments)- net                      (261,944) (11,546,687)
    Purchase of deferred directors stock                  (3,920)       -
    Retirement of common stock                          (212,666)       -
    Dividends paid                                      (296,070)    (296,070)
    Purchase of restricted stock                        (168,125)    (175,191)
      Net cash provided by (used in)
      financing activities                             8,110,700   (3,587,334)

  CASH AND CASH EQUIVALENTS:
  Increase during first quarter                          875,289      813,847
  Beginning of year                                    2,528,131    3,318,526
  End of first quarter                               $ 3,403,420  $ 4,132,373










  The accompanying notes are an integral part of the financial statements.

                NOLAND COMPANY AND SUBSIDIARY

    Notes to Unaudited Consolidated Financial Statements


1. In the opinion of the Company, the accompanying unaudited consolidated financial statements of Noland Company and Subsidiary contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of March 31, 2000, and its results of operations and cash flows for the three months ended March 31, 2000 and 1999. The balance sheet as of December 31, 1999 was derived from audited financial statements as of that date.

2. The Notes to Consolidated Financial Statements included in the Company's December 31, 1999 Annual Report on Form 10-K are an integral part of the interim unaudited financial statements. The Company takes a physical inventory annually near December 31 of each year. The Company uses estimated gross profit rates to determine cost of goods sold during interim periods. In addition, the Company makes certain estimates to compute the LIFO reserve and other inventory year-end adjustments and such estimates at interim may not be consistent with year-end results. Year-end inventory adjustments to reflect actual inventory levels are made in the fourth quarter.

3. Due to the seasonal nature of the construction industry supplied by the registrant, results of operations for the quarter ended March 31, 2000 are not necessarily indicative of the results for the full year.

4. Accounts Receivable as of March 31, 2000 and December 31, 1999 are net of allowance for doubtful accounts of $1,008,132.
    Quarterly bad debt charges, net of recoveries, were $292,254 for 2000 and $266,393 for 1999.

5. Diluted earning per share is based on a weighted average of 3,693,764 shares in 2000 and 3,700,876 shares in 1999. The
    Company purchased and retired 12,271 shares of its common stock during the first quarter of 2000 reducing the number of shares outstanding. Basic earnings per share for the periods ended March 31, 2000 and 1999 is based on 3,654,997 and 3,672,976 shares, respectively. The difference in shares is due to non-vested shares of restricted stock.

6.  Statements of Financial Accounting Standards ("SFAS") No.133
    "Accounting for Derivative Instruments and Hedging Activities", as amended, by SFAS No. 137 is effective for periods beginning after June 15, 2000. The Company believes that it has no derivative instruments or hedging activities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
The Company maintains its short- and long-term liquidity through:
(1) cash flow from operations; (2) short-term borrowings; (3) bank lines of credit arrangements, when needed; and (4) additional long-term debt, when needed.

The Company's financial condition remains strong with working capital of $68.6 million and a current ratio of 2.0. Short-term debt increased $10,050,000 since December 31, 1999 to pay for higher inventory levels caused by forward buys in advance of price increases and/or pre-season concessions. However, average borrowings for the quarter were approximately $11 million less than a year-ago. During the quarter, the Company purchased on the open market, and retired, a total of 12,271 shares of its common stock. These shares will be used, in part, to meet the obligations of the 1999 Outside Directors Stock Plan. On April 20, 2000 the Board Of Directors approved a plan to acquire up to an additonal 237,729 shares on the open market.

Results of Operations
The first quarter of 2000 produced the highest first-quarter sales and net income in the Company's history. Net income increased 188% from $822,000 to $2,365,000, while first quarter sales increased 6%. First quarter sales totaled $121.0 million, compared to $114.3 million for the year-earlier period. Plumbing sales rose 10%, while air conditioning sales were up 3%. Electrical/industrial sales were down by 3%.

The Company's gross margins increased from 19.0% to 19.7, in part, through better buying. The combination of higher sales and margins resulted in a $2.2 million increase in gross profit.

Operating expenses decreased slightly compared to first quarter 1999. The decrease can be attributed to six fewer branches than a year-ago and an increase in pension income. Pension income from the overfunded pension plan reduced operating expenses $1,106,000 compared to $625,000 a year ago. Other income was flat and interest expense declined by 10.4% due to the previously mentioned decline in average borrowings.


Year 2000
Noland Company has not experienced any disruption to its business due to Year 2000 issues. All programs and modules, tested and migrated into production before January 1, 2000, have worked without interruption.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk Noland Company's market risk exposure from changes in interest rates and foreign currency are not material. The Company generally does not engage in foreign currency hedging or the use of derivatives. The Company's pension plan is overfunded, resulting in prepaid pension asset. The prepaid pension asset is subject to change based on the performance of the plan investments and the discount rate. Changes in the investment performance, discount rate, and other factors may cause the amount of pension income to increase or decrease from year-to-year.

                      PART II. OTHER INFORMATION



Item 1.  None
Item 2.  None
Item 3.  None
Item 4.  None
Item 5.  None
Item 6.  Exhibits and Reports on Form 8-K
         (a) Exhibits
             27 - Financial Data Schedule (SEC use only)

         (b) A Form 8-K was filed on Friday, April 21, 2000 to announce the authorization of the Board of Directors to repurchase up to 250,000 shares of the Company's stock on the open market.

                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       NOLAND COMPANY




April 27, 2000                        Arthur P. Henderson, Jr.
                                      Arthur P. Henderson, Jr.
                                      Vice President-Finance