Form 10-Q
period 2000-06-30
NOLAND CO
filed 2000-08-10
CIK 72243

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended June 30, 2000        Commission file no. 2-27393




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


Outstanding capital common stock, $10.00 par value at July 21, 2000, 3,618,960 shares.









This report contains 11 pages.

                       NOLAND COMPANY AND SUBSIDIARY

                                   INDEX


                                                              PAGE NO.

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Consolidated Balance Sheets -

             June 30, 2000 (Unaudited) and Dec. 31, 1999 (Audited)....  3

          Unaudited Consolidated Statements of Income -

             Three Months and Six Months Ended June 30, 2000 and 1999.. 4

          Unaudited Consolidated Statements of Cash Flows -

             Six Months Ended June 30, 2000 and 1999..................  5

          Notes to Unaudited Consolidated Financial Statements......... 6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations ..................... 7

     Item 3.  Qualitative and Quantitative Disclosures About
              Market Risk.............................................. 9

PART II.  OTHER INFORMATION

          Items 1, 2, 3, 4, 5, and 6.................................. 10

SIGNATURES............................................................ 11

                         PART 1. FINANCIAL INFORMATION
                         NOLAND COMPANY AND SUBSIDIARY
                          Consolidated Balance Sheets

   Item 1. Financial Statements
                                                     June 30,     December 31,
                                                       2000           1999
                                                   (Unaudited)      (Audited)
   Assets
   Current Assets:
       Cash and cash equivalents                  $  4,573,339    $  2,528,131
       Accounts receivable, net                     61,812,769      55,704,292
       Inventory, net                               64,834,045      69,839,568
       Deferred income taxes                         1,146,509       1,146,509
       Prepaid expenses                                236,625         235,593
            Total Current Assets                   132,603,287     129,454,093

   Property and Equipment, at cost:
       Land                                         13,360,706      13,406,704
       Buildings                                    85,059,568      83,413,913
       Equipment and fixtures                       63,681,789      64,620,605
       Property in excess of current needs           1,652,738       1,699,140
            Total                                  163,754,801     163,140,362
       Less accumulated depreciation                81,597,807      79,599,165
            Property and Equipment, net             82,156,994      83,541,197

   Assets Held for Resale                            1,021,492       1,021,492
   Prepaid Pension                                  20,829,468      18,617,968
   Other Assets                                        925,362         984,505
                                                  $237,536,603    $233,619,255
   Liabilities and Stockholders' Equity
   Current Liabilities:
       Notes payable - short term borrowings      $ 11,500,000    $  7,800,000
       Current maturity of long-term debt            4,497,775       4,397,775
       Book overdrafts                              10,675,635       8,402,769
       Accounts payable                             26,639,626      26,895,562
       Other accruals and liabilities                9,993,683      13,177,386
       Federal and state income taxes                  967,470       1,028,722
            Total Current Liabilities               64,274,189      61,702,214

   Long-term Debt                                   25,540,984      28,014,872

   Deferred Income Taxes                            10,196,539      10,196,539

   Accrued Postretirement Benefits                   1,665,063       1,543,437

   Stockholders' Equity:
       Capital common stock, par value $10;
       authorized, 6,000,000 shares; issued,
       3,667,960 and 3,700,876 shares               36,679,600      37,008,760
       Retained earnings                            99,618,880      95,523,652
            Total                                  136,298,480     132,532,412
       Less restricted stock                           438,652         370,219
            Stockholders' Equity                   135,859,828     132,162,193

                                                  $237,536,603    $233,619,255





   The accompanying notes are an integral part of the financial statements.

                          NOLAND COMPANY AND SUBSIDIARY

                   Unaudited Consolidated Statements of Income


                                Three Months Ended          Six Months Ended
                                     June 30,                   June 30,

                                2000         1999          2000         1999

   Merchandise Sales       $129,130,785 $125,137,345 $250,124,936 $239,387,785

   Cost of goods sold:
    Purchases and freight-in 96,152,852  103,884,796  196,543,924  191,411,459
    Inventory, beginning     73,111,888   65,507,284   69,839,568   70,570,288
    Inventory, ending        64,834,045   68,354,182   64,834,045   68,354,182

        Cost of goods sold  104,430,695  101,037,898  201,549,447  193,627,565

   Gross profits on sales    24,700,090   24,099,447   48,575,489   45,760,220

   Operating expenses        21,959,374   22,180,026   43,238,983   43,618,505

   Operating profit           2,740,716    1,919,421    5,336,506    2,141,715

   Other income:
    Cash discounts, net       1,137,144    1,248,657    2,466,438    2,504,211
    Service charges             307,179      304,167      665,550      732,367
    Miscellaneous               674,741      213,881      870,668      392,928

         Total other income   2,119,064    1,766,705    4,002,656    3,629,506

   Interest expense             749,111      739,934    1,436,285    1,506,912

   Income before income taxes 4,110,669    2,946,152    7,902,877    4,264,309

   Income taxes               1,546,900    1,108,700    2,973,900    1,604,700

   Net income                $2,563,769   $1,837,452 $  4,928,977 $  2,659,609

   Earnings per share:

   Basic                     $      .70 $      .50   $       1.35 $        .72

   Diluted                   $      .69 $      .50   $       1.34 $        .72

   Average shares outstanding:

   Basic                      3,658,475    3,676,454    3,658,475    3,676,454

   Diluted                    3,689,580    3,700,876    3,689,580    3,700,876

   Cash dividends per share  $      .08 $        .08 $        .16 $        .16







The accompanying notes are an integral part of the financial statements.

                         NOLAND COMPANY AND SUBSIDIARY

                Unaudited Consolidated Statements of Cash Flows

                                                             Six Months
                                                            Ended June 30


                                                           2000        1999
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $ 4,928,977 $ 2,659,609
  Adjustments to reconcile net income to net cash (used in)
   provided by operating activities:
     Depreciation and amortization                       4,179,487   4,302,541
     Amortization of prepaid pension cost               (2,211,500) (1,550,000)
     Provision for doubtful accounts                       667,054     648,721
     Amortization of unearned compensation-restricted stock 69,434      59,595
     Gain on sale of property                             (442,879)       -
     Change in operating assets and liabilities:
      (Increase) in accounts receivable                 (6,775,531) (3,156,868)
      Decrease in inventory                              5,005,523   2,216,106
      (Increase) in prepaid expenses                        (1,032)     (6,134)
      (Increase) decrease in other assets                  (10,291)     38,756
      (Decrease) increase in accounts payable             (255,936) (4(323,646)
      (Decrease) in other accruals and liabilities      (3,183,703) (1,115,462)
      (Decrease) increase in federal and state income taxes(61,525)    568,572
      Increase in accrued post retirement benefits         121,626     152,817
  Total adjustments                                     (2,899,000)  6,482,290
      Net cash provided by operating activities          2,029,977   9,141,899

  CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                               (3,004,657) (3,208,095)
     Proceeds from sale of assets                          721,687      74,036
      Net cash used in investing activities             (2,282,970) (3,134,059)

  CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase (decrease) in bank overdrafts              2,272,866  (1,726,343)
     Short-term borrowings - net                         3,700,000  11,100,000
     Long-term debt repayments - net                    (2,373,888)(13,658,372)
     Purchase and retirement of common stock              (576,320)       -
     Dividends paid                                       (592,140)   (592,140)
     Purchase of restricted stock                         (132,317)   (175,131)

      Net cash provided by (used in) financing
        activities                                       2,298,201  (5,501,986)

  CASH AND CASH EQUIVALENTS:
     Increase during first quarter                       2,045,208     955,854
     Beginning of year                                   2,528,131   3,318,526
     End of first quarter                              $ 4,573,339 $ 4,274,380











  The accompanying notes are an integral part of the financial statements.

                NOLAND COMPANY AND SUBSIDIARY

    Notes to Unaudited Consolidated Financial Statements


1. In the opinion of the Company, the accompanying unaudited consolidated financial statements of Noland Company and Subsidiary contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of June 30, 2000, and its results of operations and cash flows for the three months ended June 30, 2000 and 1999. The balance sheet as of December 31, 1999 was derived from audited financial statements as of that date.

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

3. Due to the seasonal nature of the construction industry supplied by the registrant, results of operations for the quarter ended June 30, 2000 are not necessarily indicative of the results for the full year.

4. Accounts Receivable as of June 30, 2000 and December 31, 1999 are net of allowance for doubtful accounts of
    $1,008,132.   Quarterly bad debt charges, net of recoveries,
    were $260,751 for 2000 and $278,764 for 1999.  Year-to-date bad debt charges, net of recoveries, were $553,005 for 2000 and $545,157 for 1999.

5. The Company recognizes revenue from product sales when goods are received by the customer.

6. Diluted earning per share is based on 3,689,580 and 3,700,876 shares outstanding for the periods ended June 30, 2000 and 1999, respectively. Basic earnings per share for the same periods is based on 3,658,475 and 3,676,454 shares respectively. The difference in shares is due to non-vested shares of restricted stock.

7. Statements of Financial Accounting Standards ("SFAS") No.133 "Accounting for Derivative Instruments and Hedging Activities", as amended, by SFAS No. 137 is effective for periods beginning after June 30, 2000. The Company believes that it has no derivative instruments or hedging activities. Securities and Exchange Commission Staff Accounting Bulletin
    (SAB) 101 "Revenue Recognition in Financial Statements" as amended by SAB 101B, must be adopted no later than the fourth quarter of year 2000. Adoption of SAB 101 is not expected to have a material affect on the recognition, presentation, and disclosure of revenues.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Liquidity and Capital Resources
The Company maintains its short- and long-term liquidity through:
(1) cash flow from operations; (2) short-term borrowings; (3)
bank lines of credit arrangements, when needed; and (4) additional long-term debt, when needed.

The Company's financial condition remains strong with working capital of $68.3 million and a current ratio of 2.06. During the quarter, the Company purchased on the open market, and retired, a total of 21,200 shares of its common stock, bringing the total shares retired to 32,916. Shares are being acquired in accordance with a plan approved by the Board of Directors to acquire up to 250,000 shares on the open market. Cash flow from operations was $2 million for the first six months compared to $9.1 million for the same period last year. The decrease can be attributed to lower accounts payable and other accruals/liabilities. Management believes the Company has adequate financial resources to meet the needs of the foreseeable future.

Results of Operations
Second-quarter sales of $129.1 million were a record high and 3.2 percent more than the $125.1 million total for 1999's second quarter. Plumbing sales rose 7 percent as we continued to benefit from strenght in the residential and commercial construction markets. Air conditioning sales, which depend greatly upon demand for replacement equipment, were flat. Electrical/industrial sales declined 3 percent. Sales for the first six months of 2000 were $250.1 million, 4.5 percent greater than the $239.4 million total for the year-earlier period.

The gross margin of profit declined in the second quarter from
19.3 percent in second quarter 1999 to 19.1 percent for this year, largely due to intense competition for commercial construction jobs. Operating expenses were down 1 percent in part to last year's closing of six branches. For the first six months, gross margins increased from 19.1 percent to 19.4 percent and operating expenses declined slightly. Operating expenses for the quarter and first six months benefitted from pension income, generated by the Company's overfunded pension plan of $1,106,000 and $2,212,000 compared to $925,000 and $1,550,000 for the same periods a year ago.

Other income for the quarter and first six months benefitted from a gain of $442,000 on the sale od a corporate aircraft.

Interest expense for the quarter increased1.2 percent due to higher rates. For the first six months, interest expense declined 4.7 percent due to lower debt. Borrowed debt at Jume
30, 2000 was $10.7 million less than a year ago.

The results for the first six months were satisfying, but we are concerned about a weakening in construction activity in many of our markets. There is no doubt the economy is slowing down, which presents a real challenge to our efforts to sustain sales growth in the second half, but we remain confident that we will compete effectively for the available business.

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


                       NOLAND COMPANY




August 4,2000                         Arthur P. Henderson, Jr.
                                      Arthur P. Henderson, Jr.
                                      Vice President-Finance