Form 10-Q
period 2000-09-30
NOLAND CO
filed 2000-11-08
CIK 72243

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended September 30, 2000           Commission file no. 2-27393




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


Outstanding capital common stock, $10.00 par value at October 24, 2000 3,595,538 shares.












This report contains 10 pages.

                       NOLAND COMPANY AND SUBSIDIARY

                                   INDEX



                                                                      PAGE NO.

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Consolidated Balance Sheets -

             September 30, 2000 (Unaudited) and Dec. 31, 1999 (Audited).......3

          Unaudited Consolidated Statements of Income -

             Three Months and Nine Months Ended September 30, 2000 and 1999...4

          Unaudited Consolidated Statements of Cash Flows -

             Nine Months Ended September 30, 2000 and 1999....................5

          Notes to Unaudited Consolidated Financial Statements................6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations............................7

     Item 3. Qualitative and Quantitative Disclosures About
             Market Risk......................................................8


PART II.  OTHER INFORMATION

          Items 1, 2, 3, 4, 5, and 6..........................................9


SIGNATURE....................................................................10

                          PART 1. FINANCIAL INFORMATION
                          NOLAND COMPANY AND SUBSIDIARY
                           Consolidated Balance Sheets

   Item 1. Financial Statements
                                                 September 30,     December 31,
                                                     2000              1999
                                                  (Unaudited)        (Audited)
   Assets
   Current Assets:
       Cash and cash equivalents                  $  2,482 868    $  2,528,131
       Accounts receivable, net                     58,309,339      55,704,292
       Inventory, net                               66,581,992      69,839,568
       Deferred income taxes                         1,146,509       1,146,509
       Prepaid expenses                                195,638         235,593
            Total Current Assets                   128,716,346     129,454,093

   Property and Equipment, at cost:
       Land                                         13,232,888      13,406,704
       Buildings                                    84,781,945      83,413,913
       Equipment and fixtures                       63,945,999      64,620,605
       Property excess to current needs              1,652,738       1,699,140
                   Total                           163,613,570     163,140,362
           Less accumulated depreciation            82,789,939      79,599,165
                   Property and Equipment, net      80,823,631      83,541,197

   Assets Held for Resale                            1,021,492       1,021,492
   Prepaid Pension                                  21,935,218      18,617,968
   Other Assets                                        890,022         984,505
                                                  $233,386,709    $233,619,255
   Liabilities and Stockholders' Equity
   Current Liabilities:
           Notes payable, short-term borrowing    $ 10,100,000    $  7,800,000
           Current maturity of long-term debt        2,997,775       4,397,775
           Book overdrafts                          13,421,927       8,402,769
           Accounts payable                         25,400,949      26,895,562
           Other accruals and liabilities           10,495,192      13,177,386
           Federal and state income taxes              964,600       1,028,722
                   Total Current Liabilities        63,380,443      61,702,214

   Long-term Debt                                   21,779,040      28,014,872

   Deferred Income Taxes                            10,196,539      10,196,539

   Accrued Postretirement Benefits                   1,755,509       1,543,437

   Stockholders' Equity:
       Capital common stock, par value $10;
       authorized, 6,000,000 shares; issued,
       3,595,538 and 3,700,876 shares               35,955,380      37,008,760
       Retained earnings                           100,723,856      95,523,652
               Total                               136,679,236     132,532,412
       Less unearned compensation-restricted stock     404,058         370,219
               Stockholders' Equity                136,275,178     132,162,193

                                                  $233,386,709    $233,619,255




   The accompanying notes are an integral part of the financial statements.

                          NOLAND COMPANY AND SUBSIDIARY

                   Unaudited Consolidated Statements of Income


                                 Three Months Ended       Nine Months Ended
                                    September 30,           September 30,
                                 2000          1999       2000         1999

   Merchandise sales        $124,283,925 $126,276,396 $374,408,861 $365,664,181

   Cost of goods sold:
    Purchases and freight-in 101,848,248   98,289,265  298,392,172  289,700,724
    Inventory, beginning      64,834,045   68,354,182   69,839,568   70,570,288
    Inventory, ending         66,581,992   64,236,441   66,581,992   64,236,441
      Cost of goods sold     100,100,301  102,407,006  301,649,748  296,034,571

   Gross profit on sales      24,183,624   23,869,390   72,759,113   69,629,610

   Operating expenses         22,256,054   22,619,585   65,495,037   66,238,090

   Operating profit            1,927,570    1,249,805    7,264,076    3,391,520

   Other income:
    Cash discounts, net        1,126,166    1,106,984    3,592,604    3,611,195
    Service charges              340,226      353,395    1,005,776    1,085,761
    Miscellaneous                456,550      188,710    1,327,218      581,639

         Total other income    1,922,942    1,649,089    5,925,598    5,278,595

   Interest expense              650,648      681,318    2,086,933    2,188,230

   Income before taxes         3,199,864    2,217,576   11,102,741    6,481,885

   Income taxes:
         State                   176,000      121,900      610,700      356,500
         Federal               1,032,982      712,600    3,572,182    2,082,700

         Total income taxes    1,208,982      834,500    4,182,882    2,439,200

   Net income                $ 1,990,882  $ 1,383,076  $ 6,919,859  $ 4,042,685
   Earnings per share:

   Basic                     $      .56   $      .38   $     1.90   $     1.10

   Diluted                   $      .55   $      .37   $     1.89   $     1.09

   Average shares outstanding:

   Basic                       3,584,874    3,674,776    3,633,762    3,674,776

   Diluted                     3,617,092    3,700,876    3,665,241    3,700,876

   Cash dividends per share  $      .08   $      .08   $      .24   $      .24



The accompanying notes are an integral part of the financial statements.

                         NOLAND COMPANY AND SUBSIDIARY

                Unaudited Consolidated Statements of Cash Flows


                                                             Nine Months
                                                          Ended September 30,


                                                           2000        1999
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $6,919,859  $4,042,685
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                        6,228,15    6,418,924
    Amortization of prepaid pension cost                (3,317,250  (2,325,000)
    Amortization of unearned compensation-restricted stock 120,874      93,731
    Deferred directors compensation                           -         12,000
    Provision for doubtful accounts                      1,015,069     973,377
    Gain on sale of property                              (625,434)       -
    Change in operating assets and liabilities:
    (Increase) in accounts receivable                   (3,620,116) (1,549,573)
    Decrease in inventory                                3,257,576   6,333,847
    Decrease in prepaid expenses                            39,955      38,648
    (Increase) in other assets                             (26,390     (11,168)
    (Decrease) increase in accounts payable             (1,494,613)  3,699,783
    (Decrease) in other accruals and liabilities        (2,682,194)   (325,420)
    (Decrease) increase in federal and state income taxes  (64,122)    370,467
    Increase in accrued postretirement benefits            212,072     228,849
  Total adjustments                                       (956,417) 13,958,465
     Net cash provided by operating activities          (5,963,442) 18,001,150

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                (4,174,245) (4,946,719)
    Proceeds from sale of assets                         1,409,961     623,122
     Net cash (used) by investing activities            (2,764,284) (4,323,597)

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in book overdrafts                          5,019,158   3,152,674
    Short-term borrowing (repayments) - net              2,300,000    (400,000)
    Long-term debt repayments - net                     (7,635,382)(14,610,058)
    Purchase and retirement of common stock             (1,899,780)       -
    Dividends paid                                        (880,675)   (888,210)
    Purchase of restricted stock                          (147,293)   (175,131)
      Net cash (used) by financing activities           (3,244,421)(12,920,725)

  CASH AND CASH EQUIVALENTS:
    (Decrease) increase during first nine months           (45,263)    756,828
    Beginning of year                                    2,528,131   3,318,526
    End of first nine months                            $2,482,868  $4,075,354








The accompanying notes are an integral part of the financial statements.

                   NOLAND COMPANY AND SUBSIDIARY

       Notes to Unaudited Consolidated Financial Statements


1. In the opinion of the Company, the accompanying unaudited consolidated financial statements of Noland Company and Subsidiary contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of September 30, 2000, and its results of operations and cash flows for the three and nine months ended September 30, 2000 and 1999. The balance sheet as of December 31, 1999, was derived from audited financial statements as of that date.

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

3. Due to the seasonal nature of the construction industry supplied by the registrant, results of operations for the quarter ended September 30, 2000 are not necessarily indicative of the results for the full year.

4. Accounts Receivable as of September 30, 2000 and December 31, 1999 are net of an allowance for doubtful accounts of $1,008,132. Third-quarter bad debt charges, net of recoveries, were $309,557 for 2000 and $230,959 for 1999. Year-to-date bad debt charges, net of recoveries, were $862,562 for 2000 and $776,116 for 1999.

5. The Company recognizes revenue from product sales when goods are received by the customer or title transfers.

6. Diluted earnings per share is based on weighted-average shares outstanding of 3,665,241 and 3,700,876 for the periods ended September 30, 2000 and 1999, respectively. Basic earnings per share for the same periods is based on weighted-average shares outstanding of 3,633,762 and 3,674,776, respectively. The difference in shares is due to non-vested shares of restricted stock.

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

For the first nine months of 2000, the Company generated $6.0 million from operating activities compared to $18.0 million for the same period last year. The decline in cash flow from operations is due in part to an increase in accounts receivable and decreases in accounts payable and other accrued liabilities. Sales of a Company plane and former branch location in Arkansas provided $771,000 in cash from investing activities. During the first nine months of 2000, the Company purchased on the open market, and retired, 105,338 shares of its common stock at a cost of $1.9 million. Management believes the Company's liquidity, capital resources and working capital are sufficient to meet the needs of the foreseeable future.

Results of Operations
Third-quarter sales of $124.3 million were 1.6 percent less than the $126.3 million for the year-earlier period. Plumbing sales increased 6.5 percent for the quarter followed by decreases of 6.0 percent and 7.0 percent for air conditioning and electrical/industrial departments, respectively. Residential construction activity began cooling down in the third-quarter reducing demand for the products and services we supply to the building trades. In addition, an unusually cool summer had an adverse effect on replacement air conditioning equipment sales and weakening manufacturing activity hurt the sale of electrical and industrial MRO products.

The gross margin of profit increased from 18.9 percent in the third quarter of 1999 to 19.5 percent for the third quarter of 2000. Estimated year-end inventory adjustments account for much of the increase. Operating expenses declined 1.6 percent, due in part to pension income for the quarter of $1,106,000 compared to $775,000 for the year-earlier period. The combination of higher gross profit dollars and lower operating expenses led to an increase in operating profit of 54 percent. Interest expense dropped 4.5 percent as a result of lower average borrowing.

Net income for the quarter was $1,991,000 compared to $1,383,000 for the third quarter of 1999. Year-to-date net income was $6.9 million compared to $4.0 million for the year-earlier period.

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



                           NOLAND COMPANY




October 27, 2000	           Arthur P. Henderson, Jr.
                                   Arthur P. Henderson, Jr.
                                   Vice President-Finance