Form 10-K
period 2000-12-31
NOLAND CO
filed 2001-03-29
CIK 72243

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2000 Commission file no. 2-27393

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

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 15, 2000, was approximately $27,492,822.

3,584,758 shares of the Registrant's Common Stock were outstanding at the close of business on March 15, 2000.

           DOCUMENTS (or portions thereof) INCORPORATED BY REFERENCE




                  Document                                 Part of
                                                          Form 10-K

Portions of Annual Report to Stockholders for            Parts II and IV
the year ended December 31, 2000

Portions of Noland Company Proxy Statement for           Parts III and IV
April 25, 2001 Annual Meeting of Stockholders

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

During the last five years, the Company has continued to serve essentially the same markets described above. Current plans call for the continuation of this policy. The Company does not manufacture any products.

Total sales of each class of similar products for the last five years are as follows:


                            2000      1999      1998      1997      1996

   Plumbing               $279,524  $264,768  $252,835  $250,327  $241,235
   Air Conditioning        115,514   119,331   114,043   112,013   115,963
   Electrical/Industria    l93,676    98,731    98,601   102,625   108,507

                          $488,714  $482,830  $465,479  $464,965  $465,705

Not all branches have all three departments. If a product department does not exist in a particular branch, any sales of that department's products are attributed to the department that makes the sale.

The Company continues to market new products introduced by its suppliers/manufacturers. None will require the investment of a material amount of the assets of the Company.

The Company does not use or market raw materials.

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

The dollar amount of the Company's backlog of orders believed to be firm was approximately $33,664,236 at December 31, 2000 and $41,205,770 at
December 31, 1999.

The portion of the Company's business with the Government and subject to renegotiation is not considered material.

The wholesale distribution of all products in which the Company is engaged is highly competitive. Competition results primarily from price, service and the availability of goods. Industry statistics indicate that Noland Company is one of the larger companies in its field.

Company-sponsored research and development activities expenditures in 2000, 1999 and 1998 were immaterial.

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

As of December 31, 2000, the Company employed 1,492 persons.

The Company operates principally in the Southern United States.

Item 2  Properties

The main properties of the Company consist of 102 facilities, including warehouses, offices, showrooms, paved outside storage areas and covered pipe storage sheds. These are located in the following states: Alabama, Arkansas, Florida, Georgia, Kentucky, Maryland, Mississippi, North Carolina, Pennsylvania, South Carolina, Tennessee, Virginia and West Virginia. Fifteen are leased and the remaining eighty-seven are Company owned. The executive office of the Company is located at 80 29th Street, Newport News, Virginia 23607.

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

Item 4  Submission of Matters to a Vote of Security Holders

        None

Additional Item

                         Executive Officers of the Registrant

                                                          Business Experience
                             Positions and Offices         During the
          Name         AGE   Held with Registrant        Past Five Years

 Lloyd U. Noland, III  57    Chairman of the Board,    Cheif Executive Officer
                             President and Director.   of the Registrant.
                             Officer since 1981

 A. P. Henderson, Jr.  57    Vice President-Finance.   Cheif Financial Officer
                             Officer since 1983        of the Registrant.

 Kenneth C. King       58    Vice President-Marketing  Responsible for the
                             and Branch Operations.    Registrant's Marketing.
                             Officer since 1998

 John E. Gullett       59    Vice President-Corporate  Responsible for the
                             Communications. Officer   Registrant's Corporate
                             since 1982                Communications
                                                       Department.

 Jean F. Preston       40    Vice President-Corporate  Responsible for the
                             Data. Officer since 1999  Registrant's Corporate
                                                       Data Department.
                                                       Previously manager of
                                                       Corporate Data
                                                       Department.

 James E. Sykes, Jr.   57    Treasurer/Secretary.      Responsible for
                             Officer since 1982        Registrant's treasury
                                                       functions and
                                                       secretarial duties.

All executive officers were elected for a term of one year beginning May 1, 2000 and/or until their successors are elected and qualified. None of the executive officers are related by blood, marriage or adoption. Service has been continuous since the date elected to their present positions. There are no arrangements or understandings between any officer and any other person pursuant to which he was elected an officer.

                                   PART II

Item 5  Market for the Registrant=s Common Equity and Related Stockholder
        Matters

        The information set forth on the inside back cover of the Annual Report to Stockholders contains information concerning the market price of Noland Company's common stock for the past two years, the number of holders thereof and the dividend record with respect thereto for the past two years. This information is incorporated herein by reference.

Item 6  Selected Financial Data

        The information set forth under the caption "Ten-Year Review of Selected Financial Data" relating to sales, net income, total assets, long-term debt, net income per share and dividends per share for the years 1995 through 2000 is incorporated herein by reference from pages 20 and 21 of the enclosed Noland Company Annual Report to Stockholders for the year ended December 31, 2000.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information set forth under the above caption is incorporated herein by reference from pages 10 and 11 of the enclosed Noland Company Annual Report to Stockholders for the year ended December 31, 2000.

Item 7A Quantitative and Qualitative Disclosures About Market Risk

        Noland Company's market risk exposure from changes in interest rates and foreign currency are not material. The Company does not engage in foreign currency hedging or the use of derivatives. The Company's pension plan is overfunded, resulting in a prepaid pension asset. The prepaid pension asset is subject to change based on the performance of the plan investments and the discount rate. Changes in the investment performance and discount rate may cause the amount of pension income to increase or decrease from year to year.

Item 8  Financial Statements and Supplementary Data

        The following consolidated financial statements of Noland Company, included in the Annual Report to Stockholders for the year ended December 31, 2000, are incorporated herein by reference:


                                                       Annual Report to
                                                      Stockholders (page)

        Report of Independent Accountants                       12

        Consolidated Statement of Income and Retained
        Earnings--
          Years ended December 31, 2000, 1999, and 1998         13

        Consolidated Balance Sheet--December 31, 2000,
        1999, 1998                                              14

        Consolidated Statement of Cash Flows--
          Years ended December 31, 2000, 1999, 1998             15

        Notes to Consolidated Financial Statements              16-19

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

                                  PART III

Item 10 Directors and Executive Officers of the Registrant

        Data relating to Directors is incorporated herein by reference from pages 3, 4 and 5 of the 2001 Noland Company Proxy Statement for the April 25, 2001 Annual Meeting of Stockholders.

        Data relating to Executive Officers is included in Part I of this report.

Item 11 Executive Compensation

        The information set forth under the caption "Compensation of Executive Officers" on page 6 of the 2001 Noland Company Proxy Statement for the April 25, 2001, Annual Meeting of Stockholders is incorporated herein by reference.

Item 12 Security Ownership of Certain Beneficial Owners and Management

        The information set forth under the captions "Voting Securities and Principal Holders Thereof" and "Nominees for Director" on pages 2, 4 and 5 of the 2001 Noland Company Proxy Statement for the April 25, 2001, Annual Meeting of Stockholders is incorporated herein by reference.

Item 13 Certain Relationships and Related Transactions

(a)The Company is in the fifth year of a ten-year agreement to lease an existing office building for its corporate headquarters. The building is owned by Basic, Inc. Basic, Inc. owns 893,967 shares of Noland Company stock. The majority of Basic, Inc. stock is owned by The L.U. Noland 1982 Trust whose trustees are Mr. Lloyd U. Noland, Jr.'s wife, Jane K. Noland, and his three children: Lloyd U. Noland III, Susan C. Noland and Anne N. Edwards. Under the terms of the lease, the Company will pay an annual rental fee of approximately $260,000 per year. The Company will bear the direct costs of utilities and real estate taxes. The terms of the lease were based on an evaluation by an independent real estate firm.

(b)Not applicable.

(c)Not applicable.

(d)Not applicable.

                                   PART IV

Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)Consolidated Financial Statements included in PART II, Item 8 of this report:

      Report of Independent Accountants

      Consolidated Statement of Income and Retained EarningsCYears Ended December 31, 2000, 1999 and 1998

      Consolidated Balance SheetCDecember 31, 2000, 1999 and 1998

      Consolidated Statement of Cash FlowsCYears ended December 31, 2000, 1999 and 1998

      Notes to Consolidated Financial Statements

With the exception of the aforementioned information incorporated by reference and the information in the 2000 Annual Report to Stockholders on the inside back cover and pages 10, 11, 20 and 21 incorporated in response to Items 5, 6 and 7 in this Form 10-K Annual Report, the 2000 Annual Report to Stockholders is not to be deemed Afiled@ as part of this report. The individual financial statements of the registrant have not been filed because consolidated financial statements are filed. The registrant is an operating company and the subsidiary is wholly owned.

Financial Statement Schedules included in PART IV of this report:

          For the three years ended December 31, 2000

                                                             Form 10-K Page(s)

           Schedule II  Valuation and
                            Qualifying Accounts                      8

Other financial statement schedules are omitted because of the absence of conditions under which they are required or because the required informationis given in the consolidated financial statements or notes thereto.

           Report of Independent Accountants
                            on Consolidated Financial
                            Statement Schedule                       10

The exhibits are listed in the Index of Exhibits required by
Item 601 of Regulation S-K at item (c) below.

(b)Reports on Form 8-K B None

(c)The Index of Exhibits and any required Exhibits are included beginning at page 11 of this report.

(d)Financial Statement Schedule II

                                   SCHEDULE II
                          Noland Company and Subsidiary
                        Valuation and Qualifying Accounts

                                 Column C
  Column A          Column B     Additions               Column D    Column E

                                 Charged to  Charged to
                    Balance as    Cost and   to Other                Balance at
                    of January 1  Expenses   Accounts    Deductions(2) Year-End
Valuation accounts
deducted from assets
to which they apply -
doubtful accounts
receivable

December 31, 2000   $1,008,132  $1,040,872  (1) $   -    $1,040,872  $1,008,132

December 31, 1999   $1,008,132  $  858,970  (1) $   -    $  858,970  $1,008,132

December 31, 1998   $1,008,132  $  571,177  (1) $   -    $  571,177  $1,008,132

(1) Net of recoveries on bad debts of $474,796 for 2000, $781,028 for 1999, and $757,765 for 1998.

(2) Represents charges for which reserve was previously provided.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NOLAND COMPANY


March 22, 2001                        By ___________________________________
                                         Chairman of the Board and President

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.




                                 Chairman of the Board,
_______________________________  President and Director         March 22,2001
  Lloyd U. Noland, III

                                 Vice President-Finance,
                                 Chief Financial Officer
_______________________________  and Director                   March 22,2001
  Arthur P. Henderson, Jr.

                                 Vice President-Marketing and
                                 Branch Operations
_______________________________  and Director                   March 22,2001
  Kenneth C. King


_______________________________  Treasurer/Secretary            March 22,2001
  James E. Sykes, Jr.


_______________________________  Director                       March 22,2001
  Allen C. Goolsby, III

                       REPORT OF INDEPENDENT ACCOUNTANTS

                 ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
                 _____________________________________________

To the Board of Directors of Noland Company:

    Our audits of the consolidated financial statements referred to in our report dated February 22, 2001 appearing in the 2000 Annual Report to Shareholders of Noland Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)
(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP
Virginia Beach, Virginia
February 22, 2001

                                 EXHIBIT INDEX



Exhibit Number                   Exhibit                         Page

     (2)  Plan of acquisition, reorganization, liquidation    Not Applicable
          or succession
     (3)  Articles of Incorporation and Bylaws                Previously Filed

     (4)  Instruments defining the rights of Security         Not Applicable
          holders, including indentures

     (9)  Voting Trust Agreement                              Not Applicable

     (10) (1)   Restricted Stock Plan                         Previously Filed
          (II)  1999 Outside Directors Stock Plan             Previously Filed
          (III) Noland Company Common Stock Benefit Trust     Previously Filed

     (11) Statement regarding computation of per share        Not Applicable
          earnings--clearly determinable

     (12) Statement regarding computation of ratios           Not Applicable

     (13) Portions of Annual Report to Stockholders           12

     (16) Letter regarding change in a certifying accountant  Not Applicable

     (18) Letter regarding change in accounting principles    Not Applicable

     (21) Subsidiary of the registrant                        Previously Filed

     (22) Published report regarding matters submitted to     Not Applicable
          vote of security holders

     (23) Consents of experts and counsel                     Not Applicable

     (24) Power of Attorney                                   Not Applicable

     (28) Information from reports furnished to state         Not Applicable
          insurance regulatory authority



    As to any security holder requesting a copy of the Form 10-K, the Company will furnish any exhibit indicated in the above list as filed with the Form 10-K upon payment to it of its expenses in furnishing such exhibit.

                                   EXHIBIT 13
                                     INDEX





                                                        Page



            Management's Discussion                     13-15



            Report of Independent Accountants           16



            Quarterly Financial Data                    17



            Consolidated Statement of Income            18



            Consolidated Balance Sheet                  19



            Consolidated Statement of Cash Flows        20



            Notes to Consolidated Financial Statements  21-30



            Ten Year Review                             31-32



            Inside Back Cover                           33-34

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


    The following discussion focuses on the consolidated results of operations, financial condition and cash flows of Noland Company. This section should be read in conjunction with the consolidated financial statements and notes.

Results of Operations

    Sales for 2000 totaled $488.7 million, 1.2 percent more than 1999 sales of $482.8 million. Sales for 1998 were $465.5 million. Through the first half of the year, sales were up a respectable 4.5 percent but a slowing economy hampered sales for the last half of the year. Plumbing, which represents the largest product department, increased 5.6 percent, reflecting reasonably healthy construction activity in the first half of the year. A series of successful plumbing promotions and record sales by the Company's drilling equipment operation contributed to the increase. Electrical/industrial sales were hard hit by softening demand for products used by manufacturing plants, resulting in a 5.1 percent decline. Air conditioning sales were 3.2 percent less than the year earlier period, due in part to unusually wet and cool weather in our thirteen state territory that weakened demand for residential replacement equipment.

    The gross profit margin was 20.2 percent for 2000 compared to 20.1 percent for 1999 and 1998. Gross profit margins for 2000 and 1999 were affected by the year-end LIFO adjustment which increased cost of goods sold by $374,000 and $1,391,000 respectively. For the Company as a whole, inflation contributed to the 2000 adjustment. The 1998 LIFO inventory adjustment increased cost of goods sold by $381,000. The increase in sales accounted for a $1,799,000 increase in gross profit for 2000 compared to 1999.

    Operating expenses increased slightly from 1999's $88.1 million to $88.4 million. 1998's operating expenses were $87.9 million. Factors contributing to the increase include higher medical costs and higher costs of operating our vehicle fleet. Operating expenses benefited in 2000, 1999 and 1998 from non-cash pension credits of $4.4 million, $3.8 million, and $2.0 million, respectively as a result of the Company having an over-funded pension plan.

    The combination of higher gross profit dollars and flat operating expenses resulted in a 17.2 percent increase in operating profits compared to 1999. Other non-operating income benefited from non-recurring gains of $817,000 on the sale of a Company aircraft and real estate. Interest expense decreased 3.7 percent to $2.7 million in 2000 from $2.8 million in 1999. Lower average borrowing accounted for the decline, despite higher average interest rates. Interest expense for 1998 was $3.5 million.

Liquidity and Capital Resources

    The Company maintains its short and long-term liquidity through:
(1) cash flow from operations; (2) short-term financings; (3) bank line of credit borrowings, when needed; and (4) additional long-term debt, when needed.

    In 2000 net cash provided by operating activities was $12.9 million compared to $23.3 million in 1999 and $1.9 million in 1998. Cash from operations was used to reduce long-term debt by $2.8 million, for capital expenditures of $6.7 million and to repurchase and retire 118,000 shares of the Company=s outstanding common stock for $2.1 million. The Company ended 2000 in a stronger financial position than a year ago, as evidenced by an increase of $3.7 million in working capital and a current ratio of 2.3 to 1. The retirement of the 118,000 shares of common stock also strengthened book value per share. Management believes the Company's liquidity, working capital and capital resources are sufficient to meet the working capital and capital expenditure needs of the foreseeable future.

    The Company's inventory investment was down $4.7 million at year-end, and ongoing efforts to improve the management of our inventory continued to pay off. Among other things, we improved the accuracy of the perpetual records and successfully completed implementation of a new centralized approach to stock replenishment, both of which are improving customer service.

Outlook

    The Company is bracing for possible continued weakening in the economy over the next several months. But, we are a stronger organization than we were a year ago and we believe that we have in place a sound business plan for profitable growth in 2001.

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

    For purposes of financial reporting, the depreciation charge to earnings for the use of capital assets is reflected on the straight-line basis, which does not necessarily keep pace with rising replacement costs of those assets.

REPORT OF INDEPENDENT ACCOUNTANTS
PRICEWATERHOUSECOOPERS
                                                     PricewaterhouseCoopers LLP

To the Board of Directors and Stockholders of Noland Company:

    In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income and retained earnings and of cash flows present fairly, in all material respects, the financial position of Noland Company and its subsidiary at December 31, 2000, 1999, and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



Virginia Beach, Virginia
February 22, 2001


Selected Quarterly Financial Data (unaudited)

 (In thousands, except per share amounts)



                  First Quarter      Second Quarter    Third Quarter       Fourth Quarter            Year

                  2000     1999      2000     1999     2000     1999       2000        1999        2000     1999

  Sales           $120,994 $114,250  $129,131 $125,137 $124,284 $126,276   $114,305    $117,167    $488,714 $482,830

  Gross Profit    $ 23,875 $ 21,661  $ 24,700 $ 24,099 $ 24,184 $ 23,869   $ 25,977    $ 27,309    $ 98,736 $ 96,938

  Net Income      $  2,365 $    822  $  2,564 $  1,837 $  1,991 $  1,383   $  2,388(A) $  4,105(A) $  9,308$   8,147

  Basic Earnings  $    .65 $    .22  $    .70 $    .50 $    .56 $    .38   $    .67(A) $   1.12(A) $   2.57$    2.22

    Per Share

  Diluted Earnings
       Per Share  $    .64 $    .22  $    .69 $    .50 $    .55 $     .37  $    .67(A) $   1.11(A) $   2.55$    2.20

(A)The Company uses estimated gross profit rates to determine cost of goods sold during interim periods. Year-end inventory adjustments to reflect actual inventory levels are made in the fourth quarter. These adjustments had the effect of increasing net income for the fourth quarter of 2000 and 1999 by approximately $1,632,000 ($.46 per share) and $1,729,000 ($.47 per share), respectively.

CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
Noland Company and Subsidiary


For the years ended December 31, 2000, 1999, and 1998
(In thousands, except per share amounts)     2000         1999         1998


    Sales                                   $488,714     $482,830     $465,479

     Cost of Goods Sold:

         Purchases and freight in            385,260      385,161      376,133

         Inventory, January 1                 69,839       70,570       66,470

         Inventory, December 31              (65,121)     (69,839)     (70,570)

             Cost of Goods Sold              389,978      385,892      372,033

     Gross Profit on Sales                    98,736       96,938       93,446

     Operating Expenses                       88,399       88,115       87,927

     Operating Profit                         10,337        8,823        5,519

     Other Income:

         Cash Discounts, net                   4,660        4,719        4,534

         Service charges                       1,412        1,440        1,251

         Miscellaneous                         1,699        1,149        1,385

              Total Other Income               7,771        7,308        7,170

     Interest Expense                          2,715        2,819        3,498

     Income Before Income Taxes               15,393       13,312        9,191

     Income Taxes                              6,085        5,165        3,321

     Net Income                             $  9,308     $  8,147     $  5,870

     Retained Earnings, January 1             95,524       88,561       83,875

     Cash Dividends Paid ($ .32 per share)    (1,168)      (1,184)      (1,184)

     Retirement of Common Stock, Excess of Par  (923)         -            -

     Retained Earnings, December 31         $102,741     $ 95,524     $ 88,561

     Basic Earnings Per Share               $   2.57     $   2.22     $   1.59

     Diluted Earnings Per Share             $   2.55     $   2.20     $   1.59







The accompanying notes are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET
Noland Company and Subsidiary


December 31, 2000, 1999, and 1998


    (In thousands)                                      2000     1999     1998

    Assets

    Current Assets:

      Cash and cash equivalents                      $  3,349 $  2,528 $  3,319

       Accounts receivable (net of allowance for
       doubtful accounts)                              56,045   55,704   55,451

       Inventory (net of reduction to LIFO)            65,121   69,839   70,570

       Deferred income taxes                            1,023    1,147    1,948

       Prepaid expenses                                   342      236      299

           Total Current Assets                       125,880  129,454  131,587

    Property and Equipment, at cist:

      Land                                             13,397   13,407   13,127

      Buildings                                        85,829   83,414   81,348

      Equipment and fixtures                           64,898   64,620   63,815

      Property in excess of current needs               1,453    1,699    1,876

           Total                                      165,577  163,140  160,166

      Less accumulated depreciation                    84,478   79,599   74,361

           Total Property and Equipment, net           81,099   83,541   85,805

    Assets Held for Resale                              1,021    1,021    1,021

    Prepaid Pension                                    22,983   18,618   14,847

    Other Assets                                          977      985    1,068

                                                     $231,960 $233,619 $234,328

    Liabilities and Stockholders' Equity

    Current Liabilities:

      Notes payable, short-term borrowings           $  8,475 $  7,800 $  7,500

      Current maturity of long-term debt                3,022    4,398   14,872

      Book overdrafts                                   6,680    8,403   10,525

      Accounts payable                                 22,880   26,895   21,890

      Other accruals and liabilities                   12,334   13,177   10,997

      Federal and state income taxes                      947    1,029    535

           Total Current Liabilities                   54,338   61,702   66,319

    Long-term Debt                                     26,637   28,015   32,413

    Deferred Income Taxes                              10,937   10,197   9,122

    Accrued Postretirement Benefits                     1,824    1,543    1,241

    Stockholders' Equity:

      Capital common stock, par value, $10;

           authorized, 6,000,000 shares;
           issued 3,584,758 and 3,700,876 shares       35,848   37,009   37,009

      Retained earnings                               102,741   95,524   88,561

           Total                                      138,589  132,533  125,570

      Less unearned compensation, stock plans             365      371      337

           Stockholders' Equity                       138,224  132,162  125,233

                                                     $231,960 $233,619 $234,328
The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
Noland Company and Subsidiary

For the years ended December 31, 2000, 1999, and 1998
(In thousands)                                       2000     1999     1998

Cash Flows From Operating Activities:

Net Income                                       $  9,308 $  8,147 $  5,870

Adjustments to reconcile net income to net cash

    provided by operating activities:

    Depreciation and amortization                   8,222    8,450    7,977

    Amortization of prepaid pension cost           (4,365)  (3,771)  (1,973)

    Deferred income taxes                             864    1,876       73

    (Gain) on sale of property                       (817)     -        -

    Provision for doubtful accounts                 1,516    1,823    1,441

    Other non-cash adjustments                        194       98       88

    Change in operating assets and liabilities:

        (Increase) in accounts receivable          (1,857)  (2,076)  (6,908)

        Decrease (increase) in inventory            4,718      731   (4,100)

        (Increase) decrease in prepaid expenses      (106)      63     (114)

        Decrease in assets held for resale             -        -       220

        (Increase) decrease in other assets           (89)      20     (258)

        (Decrease) increase in accounts payable    (4,016)   5,005      860

         (Decrease) increase in other accruals
          and liabilities                            (844)   2,180   (1,280)

        (Decrease) increase in federal and state
         income taxes                                 (82)     494     (338)

        Increase in postretirement benefits           281      302      325

Total adjustments                                   3,619   15,195   (3,987)

    Net cash provided by operating activities      12,927   23,342    1,883

Cash Flows From Investing Activities:

    Capital expenditures                           (6,715)  (7,018) (14,751)

    Proceeds from sale of assets                    1,849      894      473

        Net cash used by investing activities      (4,866)  (6,124) (14,278)

Cash Flows From Financing Activities:

    (Decrease) increase in book overdrafts         (1,723)  (2,122)   5,177

    Short-term debt, net borrowings                   675      300    1,750

    Long-term borrowings                            7,644    7,500    7,500

    Long-term repayments                          (10,398) (22,372)  (2,896)

    Dividends paid                                 (1,168)  (1,184)  (1,184)

    Purchase and retirement of Common Stock        (2,102)     -       -

    Purchase of restricted stock                     (168)    (131)    (307)

        Net cash (used) provided by financing
        activities                                 (7,240) (18,009)  10,040

Cash and Cash Equivalents:

Increase (decrease) during year                       821     (791)  (2,355)

Beginning of year                                   2,528    3,319    5,674

End of year                                      $  3,349 $  2,528 $  3,319

Supplemental Disclosures of Cash Flow Information:

Cash paid during the year for:

    Interest                                     $  2,646 $  2,847 $  3,448

    Income taxes                                 $  6,018 $  3,208 $  3,790

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

b.  Estimates
    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c.  Inventory
    Inventory is stated at the lower of cost or market. The cost of inventory has been principally determined by the last-in, first-out (LIFO) method since 1974.

d.  Property and Equipment
    Property and equipment are valued at cost less accumulated depreciation. Depreciation is computed by the straight-line method based on estimated useful lives of 20 to 40 years for buildings and 3 to 10 years for equipment and fixtures.Expenditures for maintenance and repairs are charged to earnings as incurred. Upon disposition, the cost and related accumulated depreciation are removed and the resulting gain or loss is reflected in income for the period.

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

g.  Extra Compensation
    All employees with at least one year of service participate in one or more of the Company's extra compensation plans which are based on earnings before income taxes and certain adjustments. The cost of these plans was $2,140,000 in 2000, $2,150,000 in 1999 and $1,654,000 in 1998.

h.  Unearned Compensation - Stock Plans
    The Company provides a restricted stock plan for certain   executives of
    the Company. Under the Plan, 100,000 shares in the aggregate, limited to 10,000 shares per year, may be granted as restricted stock. Participants may not dispose or otherwise transfer stock granted for three years from date of grant. Restrictions lapse on 20 percent of the stock per year beginning at the end of the third year. Upon issuance of stock under the plan, unearned compensation equivalent to the market value at the date of grant is charged to stockholders' equity and amortized over seven years. Ten thousand shares were granted in 2000 and 1999 and 9,700 in 1998 with a fair value of $170,000, $238,000, and $236,000 respectively. The amount amortized to compensation expense in 2000, 1999 and 1998 was $136,000, $118,000 and $88,000, respectively. In addition, 900 and 1,500 shares were forfeited in 2000 and 1999, respectively.

    Effective July 1, 1999 the Company adopted the 1999 Outside Directors Stock Plan (the Plan) to provide incentive and award to the Company's Outside Directors. The Common Stock Benefit Trust (the Trust), a grantor trust, was established to provide a source of funds to meet the obligations of the Plan. The Trust is consolidated with Noland Company. The cost of purchased shares or par value of issued shares held by the Trust, net of the deferred compensation expense, is shown as a reduction of stockholders' equity. In 2000 and 1999, $20,000 and $44,000 was charged against stockholders' equity, respectively, with $38,000 and $23,000 recorded as director compensation, respectively.

i.  Earnings Per Share
    Basic earnings per share for 2000, 1999, and 1998 is calculated based on 3,614,957, 3,676,276, and 3,681,976 shares, respectively. Diluted earnings per share is based on 3,646,517 shares for 2000 and 3,700,876 shares for 1999 and 1998. The dilutive potential shares consist of restricted stock.

j.  Professional Standards
    Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137, is effective for periods beginning after June 15, 2000. The Company has no derivative instruments or hedging activities.

k.  Revenue Recognition
    Revenue from product sales is recognized when goods are received by the customer or the risks and rewards of ownership transfer to the customer.

3.  Accounts Receivable
    Accounts receivable are net of an allowance for doubtful accounts of $1,008,000 for 2000, 1999 and 1998. Bad debt charges, net of recoveries, were $1,041,000 for 2000, $1,042,000 for 1999 and $684,000 for 1998.

4.  Inventory
    Comparative year-end inventories are as follows:

    (In thousands)                            2000       1999       1998

    Inventory, at approximate

      replacement cost                    $ 99,762   $104,106   $103,446

    Reduction to LIFO                       34,641     34,267     32,876

    LIFO inventory                        $ 65,121   $ 69,839   $ 70,570

    Liquidation of certain inventory layers carried at the higher/lower costs which prevailed in prior years as compared with the costs of 2000, 1999 and 1998 purchases had the effect of increasing 2000 and 1999 net income $232,000 ($.06 per share) and $47,000 ($.01 per share) and decreasing 1998 net income $150,000 ($.04 per share).

5.  Notes Payable
a.  Short-term Borrowings:
    Amounts payable to banks at December 31, 2000, 1999 and 1998 were $8,475,000, $7,800,000 and $7,500,000, respectively. The average interest rate, which is based on existing Federal Funds rates, was 7.1 percent at December 31, 2000, 5.4 percent at December 31, 1999, and 5.2 percent at December 31, 1998. The carrying amount of these short-term borrowings approximates fair value because of the short maturity of the borrowings.

    The Company had unused lines of credit totaling $39.7 million at December 31, 2000.

b.  Long-term Debt:


    (In thousands)                            2000       1999       1998

    Promissory note, 9.6% interest payable

    quarterly, $1,850,000 due June 2000

    with balance due June 2001.  (1)       $ 1,950    $ 3,800    $ 5,650

     Promissory note, 6.6% interest

    plus $83,333 principal payable

    monthly 2001 through 2002.  (1)          2,000      3,000      4,000

    Promissory note, variable interest

    payable weekly principal due

    March 30, 1999.  (1)                      -          -        10,000

    Promissory note, variable interest

    payable monthly (7.1% at December

    31, 2000), principal due August

    2002.  (2)                              15,000     15,000     15,000

    Industrial revenue financings, variable

    interest payable quarterly (5.1% at

    December 31, 2000) with varying

    maturities from 2001 to 2009.  (1) (3)  10,075     10,075     12,050

    Other                                      634        538        585

                                            29,659     32,413     47,285

    Less current maturities                  3,022      4,398     14,872

                                            $26,637   $28,015    $32,413

(1) Subject to agreements that require the Company to maintain not less than $55,000,000 in working capital and not less than a 1.75-to-1 year-end current ratio. Cash dividends cannot exceed 50 percent of earnings, excluding net gains on disposition of capital assets, reckoned accumulatively from January 1, 1986. Earnings retained since that date not restricted under this provision amount to $20,480,000.

(2) The Company has an unsecured term revolver loan with a committed amount of $15,000,000. The Company may pay down and reborrow within the committed amount without penalty except for a non-usage fee if the average usage for a 90 day period is less than 50 percent.

(3) Industrial Development Revenue Refunding Bonds are callable at the option of the bondholders upon giving seven days notice to the Trustee. The maturity date of these bonds was extended for five years in 2000. The carrying value of these bonds is a reasonable estimate of fair value as interest rates are based on prevailing market rates. To ensure payment of the long-term refunding bonds the Company has caused to be delivered to the Trustee an irrevocable, direct pay letter of credit in favor of the Trustee in the amount of $10,440,000. The contract amount of the letter of credit is a reasonable estimate of its fair value as the rate is fixed over the life of the commitment. No material loss is anticipated due to nonperformance by the counterparties to those agreements.

    At December 31, 1998, the Company was not in compliance with a loan covenant on a $10,000,000 promissory note. The lender permanently waived non-compliance and the loan was retired on March 30, 1999.

    The face value of the remaining $19.6 million of long-term debt approximated the fair value at December 31, 2000.

    Annual maturities of long-term debt for the five years subsequent to December 31, 2000, are as follows: 2001, $3,022,000; 2002, $16,466,000;
    2003, $24,000; 2004, $24,000; 2005, $1,524,000.

6.  Postretirement Benefits
    The following tables reconcile the plan's change in benefit obligation and show the plan's funded status at December 31, 2000 1999, and 1998.



    (In thousands)                            2000       1999       1998

    Change in benefit obligation

      Benefit obligation at the end

       of the prior year                   $ 4,348    $ 4,869    $ 4,654

      Service cost                              47         55         50

      Interest cost                            330        316        320

      Plan participants' contributions          66         71         68

      Actuarial loss (gain)                     60       (602)       144

      Benefit payments                        (365)      (361)      (337)

      Benefit obligation at year end       $ 4,486    $ 4,348    $ 4,869

    Reconciliation of funded status

      Funded status                        $(4,486)   $(4,348)   $(4,869)

      Unrecognized net actuarial loss          220        160        780

      Unrecognized transition obligation     2,442      2,645      2,848

      Accrued cost                         $(1,824)   $(1,543)   $(1,241)

The discount rate used to calculate the benefit obligation was 7.60 percent for 2000, 8.00 percent for 1999, and 6.75 percent for 1998. There are no plan assets. Employer paid benefits are limited to a fixed reimbursement allowance based on years of service at retirement. No health care cost trend assumption is necessary.

    The components of the provision for net periodic postretirement benefit costs are:
    (In thousands)                            2000       1999       1998

    Service cost                           $    47    $    55    $    50

    Interest cost                          $   330    $   316    $   320

    Net amortization                       $   204    $   222    $   224

    Net postretirement benefit cost        $   581    $   593    $   594
7.  Retirement Plan
    The following tables reconcile the plan's change in benefit obligation and change in plan assets and show the funded status at December 31, 2000, 1999 and 1998.



    (In thousands)                            2000       1999       1998

    Change in benefit obligation

      Benefit obligation at the end

       of the prior year                  $ 37,518   $ 42,903   $ 39,768

       Service cost                            862      1,222      1,159

       Interest cost                         2,853      2,755      2,734

       Actuarial loss (gain)                 1,160     (6,556)     1,832

       Benefit payments                     (1,173)    (2,806)    (2,590)

      Benefit obligation at year end      $ 41,220   $ 37,518   $ 42,903

     Change in plan assets

      Fair value of plan assets at

       beginning of year                  $ 79,798   $ 77,153   $ 66,243

       Actual return on plan assets         (1,133)     5,451     13,500

       Benefits paid                        (1,173)    (2,806)    (2,590)

      Fair value of plan assets at
      year end                            $ 77,492   $ 79,798   $ 77,153

     Reconciliation of funded status

      Funded status                       $ 36,270   $ 42,280   $ 34,250

       Unrecognized net actuarial (gain)   (13,287)   (23,662)   (19,403)

      Prepaid benefit                     $ 22,983   $ 18,618   $ 14,847

Weighted-average assumptions as of the end of the year were:


                                              2000       1999       1998

    Discount rate                             7.60%      8.0%      6.75%

    Rate of compensation increase              4.0%      4.0%       4.0%

    Expected return on plan assets            7.75%     8.25%      8.25%

The components of the credits for the net periodic pension benefit are:

    (In thousands)                            2000       1999       1998

    Service cost                           $   862    $ 1,222    $ 1,159

     Interest cost                           2,853      2,755      2,734

     Expected return on plan assets         (6,095)    (6,266)    (5,365)

    Amortization of prior service cost        -          -           312

     Amortization of net
      actuarial (gain)
                                            (1,985)    (1,482)      (813)

    Net pension benefit                    $(4,365)   $(3,771)   $(1,973)
8.  Income Taxes
    The components of income tax expense are as follows:


    (In thousands)                            2000       1999       1998

    Federal:

         Current                           $ 4,372    $ 3,368    $ 2,583

         Deferred                              643      1,017        247

    State:

         Current                               849        606        451

         Deferred                              221        174         40

         Total                             $ 6,085    $ 5,165    $ 3,321

The components of the net deferred tax liability are:

    (In thousands)                            2000       1999       1998

    Current deferred (assets)

         Accounts receivable               $  (287)   $  (190)    $  (95)

         Inventory                            (103)      (338)    (1,237)

         Accrued vacation                     (633)      (619)      (616)

         Total net current deferred (asset) (1,023)    (1,147)    (1,948)

    Noncurrent deferred (assets) liabilities

         Property and equipment              3,913      4,349      4,435

         Pension asset                       8,709      7,006      5,587

         Postretirement benefit liability     (691)      (581)      (467)

         Other                                (994)      (577)      (433)

         Total net non current deferred

          liability                         10,937     10,197      9,122

       Net deferred liability              $ 9,914    $ 9,050    $ 7,174

     The reasons for the difference between total tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows:



    (In thousands)                            2000       1999       1998

    Statutory rate applied to

      pretax income                        $ 5,288    $ 4,526    $ 3,125

    State income taxes, net

      of federal tax benefit                   590        496        297

     Other                                     207        143       (101)

    Total tax expense                      $ 6,085    $ 5,165    $ 3,321

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

    Rental expense under operating leases for 2000, 1999, and 1998 was $1,528,000, $1,558,000 and $1,553,000, respectively.

    Minimum payments due for years after 2000 under noncancelable operating leases are $1,478,000 in 2001, $1,298,000 in 2002, $1,217,000 in 2003,
    $903,000 in 2004 and $1,940,000 thereafter.

10. Common Stock
    The Board of Directors authorized the repurchase and retirement of up to 250,000 shares of the Company's outstanding common stock. A total of 117,996 shares, at a cost of $2,100,000, were retired in 2000.

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

TEN-YEAR REVIEW OF SELECTED FINANCIAL DATA (Unaudited)
Noland Company and Subsidiary


    (Dollar amounts in thousands,
     except per share data)                   2000       1999       1998

    Income Statement Data

       Sales                              $488,714   $482,830   $465,479

        Gross Profit                        98,736     96,938     93,446

        Operating Expenses                  88,399     88,115     87,927

        Operating Profit (Loss)             10,337      8,823      5,519

        Interest Expense                     2,715      2,819      3,498

        Interest Expense as Percent
        of Total Assets                        1.2        1.2        1.5

        Income (Loss) Before Income Taxes   15,393     13,312      9,191

        Pretax Profit as Percent of Sales      3.1        2.8        2.0

        Income Taxes Payable (Receivable)    6,085      5,165      3,321

        Effective Tax Rate                    39.5       38.8       36.1

        Net Income (Loss)                    9,308      8,147      5,870

        Income Paid to Stockholders
        (Cash Dividends)                     1,168      1,184      1,184

        Income Reinvested                    8,140      6,963      4,686

        Property and Equipment Expenditures  6,715      7,018     14,751

        Depreciation and Amortization        8,222      8,450      7,977

     Balance Sheet Data

        Stockholders' Equity               138,224    132,162    125,233

        Working Capital                     71,543     67,752     65,268

        Current Ratio                          2.3        2.1        2.0

        Total Assets                       231,960    233,619    234,328

        Long-term Debt                      26,637     28,015     32,413

        Borrowed Funds                      38,134     40,213     54,785

        Borrowed Funds as Percent
        of Total Assets                       16.4       17.2       23.4

        Total Liabilities as Percent
        of Total Assets                       40.4       43.4       46.6

     Per Share Data

        Diluted Earnings (Loss)               2.55       2.20       1.59

        Cash Dividends Paid to Stockholders    .32        .32        .32

        Stockholders' Equity (Book Value)    38.56      35.71      33.84

        Return on Average Stockholders'
         Equity                                6.9        6.3        4.8

        Stock Price Range:

          Average High                       19.09      22.95      27.17

          Average Low                        14.98      18.25      22.27

        Number of Employees at December 31   1,492      1,512      1,554

        Number of Branches at December 31      102        100        106

     Supplemental Information
The Company elected the LIFO method of inventory valuation in 1974.
The above information (i.e., gross profit, income and taxes) is stated on that basis. Had the Company used the FIFO method, the results would have been:


       Gross Profit                         99,116     98,329     93,827

        Income (Loss) Before Income Taxes   15,767     14,703      9,572

        Income Taxes Payable (Receivable)    6,228      5,705      3,455

        Net Income (Loss)                    9,539      8,998      6,117

        Net Income (Loss) Per Share           2.62       2.43       1.65

        Stockholders' Equity (Book Value)
        Per Share                            43.67      39.71      37.99

        Return on Average Stockholders'
        Equity                                 6.3        6.3        4.3

      1997       1996       1995       1994       1993       1992       1991

  $464,965   $465,705   $469,512   $440,202   $402,941   $412,086   $384,535

    93,753     90,789     89,087     86,166     77,306     77,265     71,000

    87,659     84,383     83,389     78,259     74,692     73,227     74,355

     6,094      6,406      5,698      7,907      2,614      4,038     (3,355)

     3,078      2,828      3,239      2,626      2,422      3,058      3,724

       1.4        1.3        1.5        1.2        1.2        1.7        2.0

     8,884      9,657      8,237     10,568      5,291      6,610     (1,203)

       1.9        2.1        1.8        2.4        1.3        1.6         NA

     3,341      3,794      3,290      4,341      1,996      2,518       (478)

      37.6       39.3       39.9       41.1       37.7       38.1      (39.7)

     5,543      5,863      4,947      6,227      3,295      4,092       (725)

     1,184      1,184      1,036        888        888        888      1,702

     4,359      4,679      3,911      5,339      2,407      3,204         NA

     9,339     10,890      9,735     10,858      7,611      6,191      7,075

     6,890      6,868      6,655      6,232      6,178      6,365      6,543





   120,767    116,292    111,688    107,865    102,596    100,189     96,985

    75,845     77,379     71,889     65,575     65,203     65,509     64,433

       2.6        2.6        2.4        2.0        2.3        2.8        2.6

   218,448    219,885    213,520    217,085    201,029    185,372    189,072

    39,784     45,039     41,611     36,914     38,505     40,511     42,898

    48,430     54,267     45,332     53,130     47,485     46,097     54,299

      22.2       24.7       21.2       24.5       23.6       24.9       28.7

      44.7       47.1       47.7       50.3       48.9       46.0       48.7



      1.50       1.58       1.34       1.68        .89       1.11       (.20)

       .32        .32        .28        .24        .24        .24        .46

     33.63      31.42      30.18      29.15      27.72      27.07      26.21

       4.7        5.1        4.5        5.9        3.2        4.2         NA



     24.59      21.81      21.31      20.94      18.13      16.13      14.88

     21.72      18.89      18.38      17.56      15.06      13.91      12.25

     1,606      1,692      1,655      1,741      1,683      1,720      1,704

       107        107         99         99         93         93         92






    92,713     90,582     91,187     86,404     77,318     76,541     70,888

     7,844      9,450     10,337     10,806      5,303      5,886     (1,315)

     2,949      3,714      4,124      4,441      2,000      2,226       (495)

     4,895      5,736      6,213      6,365      3,303      3,660       (820)

      1.32       1.55       1.68       1.72        .89        .99       (.22)

     37.32      36.32      34.39      33.69      32.21      31.19      30.81

       3.6        4.4        4.9        5.2        2.8        3.2         NA

Final (as of 3/2/01)         Inside Back Cover Info

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

PricewaterhouseCoopers LLP
One Columbus Center
Suite 400
Virginia Beach, Virginia 23462

Legal Counsel:

Hunton & Williams
P.O. Box 1535
Richmond, Virginia 23212

Noland on the Internet:
For the latest financial news, career opportunities and other Company information, visit us on the Internet at: www.noland.com

Stock Information

The Company's common stock is traded over the counter as part of NASDAQ's National Market System (symbol: NOLD). On March 15, 2001, the approximate number of holders of record of the Company's common stock was 1500.

Market Prices:
The following table sets forth the reported high and low prices for the common stock on the NASDAQ system:

                            High                Low
   2000
  Qtr. 4                    $18.75              $17.25
  Qtr. 3                    $20.13              $16.50
  Qtr. 2                    $19.00              $13.50
  Qtr. 1                    $18.50              $12.69

  1999
  Qtr. 4                    $20.19              $16.50
  Qtr. 3                    $21.00              $18.00
  Qtr. 2                    $21.75              $18.50
  Qtr. 1                    $28.88              $20.00

P/E Ratio:*
                          High            Low

   2000                    7               6

   1999                    10              8

*Based on final, full-year diluted earnings

Dividend Policy:
Noland has paid regular cash dividends for 68 consecutive years; and, while there can be no assurance as to future dividends because they are dependent on earnings, capital requirements and financial condition, the Company intends to continue that policy. Dividend payments are subject to the restrictions described in the Notes to the Consolidated Financial Statements.

Dividends Paid:
The Company paid quarterly dividends of $.08 per share in each quarter of 2000 and 1999.

Registrar:
Noland Company

Transfer Agent:
Continental Stock Transfer and Trust Company
2 Broadway
New York, New York 10004
(212) 509-4000

Annual Meeting:
April 25, 2001, 9:00 a.m.
Noland's Corporate Headquarters
Newport News, Virginia