Form 10-Q
period 2001-03-31
NOLAND CO
filed 2001-05-04
CIK 72243

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2001 Commission file no. 2-27393

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

Yes X No_____

Outstanding capital common stock, $10.00 par value at April 17, 2001, 3,577,928 shares.

This report contains 10 pages.

NOLAND COMPANY AND SUBSIDIARY

INDEX
Part 1: FINANCIAL INFORMATION	PAGE NO.

Item 1. Financial Statements

Consolidated Balance Sheets -
March 31, 2001 (Unaudited) and Dec. 31, 2000	. . . . . . . . .3

Unaudited Consolidated Statements of Income -

Three Months Ended March 31, 2001 and 2000	. . . . . . . . .4

Unaudited Consolidated Statements of Cash Flows -

Three Months Ended March 31, 2001 and 2000	. . . . . . . . .5

Notes to Unaudited Consolidated Financial Statements	. . . . . . . . .6

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	. . . . . . . . .7

Item 3. Qualitative and Quantitative Disclosures About
Market Risk	. . . . . . . . .9

Part II: OTHER INFORMATION

Items 1, 2, 3, 4, 5, and 6	. . . . . . . . 10

SIGNATURES	. . . . . . . . 11

PART 1. FINANCIAL INFORMATION

NOLAND COMPANY AND SUBSIDIARY

Consolidated Balance Sheets

Item 1. Financial Statements

March 31, December 31,

2001 2000

(Unaudited) (Audited)

Assets

Current Assets:

Cash and cash equivalents $ 3,843,175 $ 3,349,283

Accounts receivable, net 53,844,177 56,045,064

Inventory, net 64,455,454 65,121,199 Deferred income taxes 1,022,875 1,022,875

Prepaid expenses 497,019 342,012

Total Current Assets 123,662,700 125,880,433

Property and Equipment, at cost:

Land 13,425,443 13,397,010

Buildings 85,932,279 85,829,159

Equipment and fixtures 65,654,264 64,897,674

Property in excess of current needs 1,452,738 1,452,738

Total 166,464,724 165,576,581

Less accumulated depreciation 86,149,140 84,477,542

Property and Equipment, net 80,315,584 81,099,039

Assets Held for Resale 1,021,492 1,021,492

Prepaid Pension 23,627,718 22,982,968

Other Assets 893,588 976,532

$229,521,082 $231,960,464

Liabilities and Stockholders' Equity

Current Liabilities:

Notes payable - short term borrowings $ 17,750,000 $ 8,475,000

Current maturity of long-term debt 3,447,708 3,021,775

Book overdrafts 7,920,984 6,679,923

Accounts payable 19,171,107 22,879,945

Other accruals and liabilities 9,714,698 12,333,674

Federal and state income taxes 1,185,554 947,193

Total Current Liabilities 59,190,051 54,337,510

Long-term Debt 18,440,944 26,637,097

Deferred Income Taxes 10,937,070 10,937,070

Accrued Postretirement Benefits 1,887,803 1,824,474

Stockholders' Equity:

Capital common stock, par value $10;

authorized, 6,000,000 shares; issued,

3,577,928 and 3,584,758 shares 35,779,280 35,847,580

Retained earnings 103,611,595 102,741,284

Total 139,390,875 138,588,864

Less restricted stock 325,661 364,551

Stockholders' Equity 139,065,214 138,224,313

$229,521,082 $231,960,464

The accompanying notes are an integral part of the financial statements.

NOLAND COMPANY AND SUBSIDIARY

Unaudited Consolidated Statements of Income

Three Months Ended

March 31,

2001 2000

Merchandise sales $114,930,701 $120,994,151

Cost of goods sold:

Purchases and freight-in 91,262,078 100,391,072

Inventory, beginning 65,121,199 69,839,568

Inventory, ending (64,455,454) (73,111,888)

Cost of goods sold 91,927,823 97,118,752

Gross profit on sales 23,002,878 23,875,399

Operating expenses 22,123,425 21,279,609

Operating profit 879,453 2,595,790

Other income:

Cash discounts, net 1,051,192 1,329,294

Service charges 312,425 358,370

Miscellaneous 225,548 195,928

Total other income 1,589,165 1,883,592

Interest expense 515,539 687,174

Income before income taxes 1,953,079 3,792,208

Income taxes 741,300 1,427,000

Net income $ 1,211,779 $ 2,365,208

Basic earnings per share $ .34 $ .65

Diluted earnings per share $ .34 $ .64

Cash dividends per share $ .08 $ .08

The accompanying notes are an integral part of the financial statements.

NOLAND COMPANY AND SUBSIDIARY

Unaudited Consolidated Statements of Cash Flows

Three Months

Ended March 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,211,779	$2,365,208
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation and amortization	2,030,486	2,111,020
Amortization of prepaid pension cost	(644,750)	(1,105,750)
Provision for doubtful accounts	339,995	337,042
Amortization of unearned compensation-restricted stock	32,059	31,589
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,860,892	(364,368)
Decrease (increase) in inventory	665,745	(3,272,320)
(Increase) in prepaid expenses	(155,007)	(76,996)
Decrease (increase) in other assets	82,944	(10,303)
(Decrease) in accounts payable	(3,708,838)	(1,937,322)
(Decrease) in other accruals and liabilities	(2,618,976)	(4,392,829)
Increase in federal and state income taxes	238,361	675,418
Increase in accrued post retirement benefits	63,329	54,996
Total adjustments	(1,813,760)	(7,949,823)
Net cash (used in) operating activities	(601,981)	(5,584,615)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,305,049)	(1,661,738)
Proceeds from sale of assets	58,018	10,942
Net cash (used in) investing activities	(1,247,031)	(1,650,796)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in bank overdrafts	1,241,061	(996,575)
Short-term borrowings - net	9,275,000	10,050,000
Long-term debt (payments)- net	(7,770,220)	(261,944)
Issue (purchase) deferred directors stock	13,531	(3,920)
Retirement of common stock	(129,688)	(212,666)
Dividends paid	(286,780)	(296,070)
Purchase of restricted stock	- _	(168,125)
Net cash provided by financing activities	2,342,904	8,110,700

CASH AND CASH EQUIVALENTS:
Increase during first quarter	493,892	875,289
Beginning of year	3,349,283	2,528,131
End of first quarter	$3,843,175	$3,403,420

The accompanying notes are an integral part of the financial statements.

NOLAND COMPANY AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements of Noland Company and Subsidiary contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of March 31, 2001, and its results of operations and cash flows for the three months ended March 31, 2001 and 2000. The balance sheet as of December 31, 2000 was derived from audited financial statements as of that date.

2. The Notes to Consolidated Financial Statements included in the Company's December 31, 2000 Annual Report on Form 10-K are an integral part of the interim unaudited financial statements. The Company takes a physical inventory in the fourth quarter of each year. The Company uses estimated gross profit rates to determine cost of goods sold during interim periods. In addition, the Company makes certain estimates to compute the LIFO reserve. The rate of in flation/deflation for an interim period is not necessarily consistent with the full year rate of inflation/deflation. Year-end inventory adjustments to reflect actual inventory levels are made in the fourth quarter.

3. Due to the seasonal nature of the construction industry supplied by the registrant, results of operations for the quarter ended March 31, 2001 are not necessarily indicative of the results for the full year.

4. Accounts Receivable as of March 31, 2001 and December 31, 2000 are net of allowance for doubtful accounts of $1,008,132. Quarterly bad debt charges, net of recoveries, were $266,966 for 2001 and $292,254 for 2000.

5. Diluted earnings per share is based on weighted-average shares of 3,581,583 and 3,693,764 for the periods ended March 31, 2001 and 2000, respectively. Basic earnings per share for the same periods are based on weighted-average shares outstanding of 3,549,783 and 3,654,997, respectively. The difference in shares is due to non-vested shares of restricted stock.

6. Revenue from product sales is generally recognized when goods are received by the customer and the risks and rewards of ownership have transferred to the customer.

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

Liquidity and Capital Resources

The Company maintains its short- and long-term liquidity through: (1) cash flow from operations; (2) short-term borrowings from bank line of credit arrangements, when needed; and (3) additional long-term debt, when needed.

The Company's financial condition remains strong with working capital of $64.5 million and a current ratio of 2.1. Short-term borrowing provided much of the cash flow for the quarter. The increase in short-term debt of $9,275,000 since December 31, 2000 was used for capital expenditures, dividends and a reduction in long-term debt. In addition, the Company purchased on the open market, and retired, a total of 7,500 shares of its common stock. Since May 2000, 122,948 shares have been retired at a cost of $2,216,000. Management believes the Company has adequate financial resources to meet the needs of the foreseeable future.

Results of Operations

The first quarter of 2001 produced sales of $114,931,000 compared to $120,994,000 for the same quarter a year ago. First quarter 2000 sales were a record high for any first quarter. The 5% drop in sales reflects weaker construction and manufacturing conditions in much of the Company's territory. The slowing economy that reduced demand for products and services in the fourth quarter of 2000 worsened in the early part of 2001. Electrical/industrial sales, which are heavily dependent on manufacturing activity, fell 8.2%. Plumbing sales declined 5.6% while air conditioning sales were flat.

The Company's gross margins increased to 20.0% from 19.7%. The combination of lower sales and higher margins resulted in an $873,000 decline in gross profit.

Operating expenses increased 4% compared to first quarter 2000. The increase can be attributed to higher branch expenses and a decline in pension income. Pension income from the overfunded pension plan reduced operating expenses $645,000 compared to $1,106,000 a year ago. Other income is down 15.6% due to less cash discounts earned on less purchases. Interest expense declined by 25% due to lower rates and lower average borrowings.

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

PART II. OTHER INFORMATION

Item 1. None

Item 2. None

Item 3. None

Item 4. None

Item 5. None

Item 6. Exhibits and Reports on Form 8-K - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOLAND COMPANY

May 2, 2001

Arthur P. Henderson, Jr.

Vice President-Finance