Form 10-Q
period 2001-06-30
NOLAND CO
filed 2001-08-10
CIK 72243

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2001 Commission file no. 2-27393

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

Yes X No

Outstanding capital common stock, $10.00 par value at July 16, 2001, 3,578,400 shares.

This report contains 11 pages.

NOLAND COMPANY AND SUBSIDIARY

INDEX

Part 1: FINANCIAL INFORMATION	PAGE NO.

Item 1. Financial Statements

Consolidated Balance Sheets -

June 30, 2001 (Unaudited) and Dec. 31, 2000 (Audited)	. . . . . . . . .3

Unaudited Consolidated Statements of Income -

Three Months and Six Months Ended June 30, 2001 and 2000	. . . . . . . . .4

Unaudited Consolidated Statements of Cash Flows -

Six Months Ended June 30, 2001 and 2000	. . . . . . . . .5

Notes to Unaudited Consolidated Financial Statements	. . . . . . . . .6

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	. . . . . . . . .7

Item 3. Qualitative and Quantitative Disclosures About
Market Risk	. . . . . . . . .9

Part II: OTHER INFORMATION

Items 1, 2, 3, 4, 5, and 6	. . . . . . . . 10

SIGNATURES	. . . . . . . . 11

PART 1. FINANCIAL INFORMATION

NOLAND COMPANY AND SUBSIDIARY

Consolidated Balance Sheets

Item 1. Financial Statements

June 30, December 31,

2001 2000

(Unaudited) (Audited)

Assets

Current Assets:

Cash and cash equivalents $ 3,843,418 $ 3,349,283

Accounts receivable, net 60,083,438 56,045,064

Inventory, net 63,582,479 65,121,199

Deferred income taxes 1,022,875 1,022,875

Prepaid expenses 618,155 342,012

Total Current Assets 129,150,365 125,880,433

Property and Equipment, at cost:

Land 13,531,922 13,397,010

Buildings 86,548,790 85,829,159

Equipment and fixtures 66,134,616 64,897,674

Property in excess of current needs 1,393,521 1,452,738

Total 167,608,849 165,576,581

Less accumulated depreciation 87,803,626 84,477,542

Property and Equipment, net 79,805,223 81,099,039

Assets Held for Resale 1,021,492 1,021,492

Prepaid Pension 24,272,468 22,982,968

Other Assets 821,968 976,532

$235,071,516 $231,960,464

Liabilities and Stockholders' Equity

Current Liabilities:

Notes payable - short term borrowings $ 13,800,000 $ 8,475,000

Current maturity of long-term debt 3,439,414 3,021,775

Book overdrafts 7,821,834 6,679,923

Accounts payable 24,592,756 22,879,945

Other accruals and liabilities 10,357,203 12,333,674

Federal and state income taxes 940,267 947,193

Total Current Liabilities 60,951,474 54,337,510

Long-term Debt 20,687,018 26,637,097

Deferred Income Taxes 10,937,070 10,937,070

Accrued Postretirement Benefits 1,960,310 1,824,474

Stockholders' Equity:

Capital common stock, par value $10;

authorized, 6,000,000 shares; issued,

3,578,400 and 3,584,758 shares 35,784,000 35,847,580

Retained earnings 105,219,548 102,741,284

Total 141,015,004 138,588,864

Less restricted stock 467,904 364,551

Stockholders' Equity 140,535,644 138,224,313

$235,071,516 $231,960,464

The accompanying notes are an integral part of the financial statements.

NOLAND COMPANY AND SUBSIDIARY

Unaudited Consolidated Statements of Income

Three Months Ended Six Months Ended

June 30, June 30,

2001 2000 2001 2000

Merchandise Sales $127,469,787 $129,130,785 $242,400,488 $250,124,936

Cost of goods sold:

Purchases and freight-in 101,543,715 96,152,852 192,805,793 196,543,924

Inventory, beginning 64,455,454 73,111,888 65,121,199 69,839,568

Inventory, ending 63,582,479 64,834,045 63,582,479 64,834,045

Cost of goods sold 102,416,690 104,430,695 194,344,513 201,549,447

Gross profits on sales 25,053,097 24,700,090 48,055,975 48,575,489

Operating expenses 23,327,646 21,959,374 45,451,071 43,238,983

Operating profit 1,725,451 2,740,716 2,604,904 5,336,506

Other income:

Cash discounts, net 1,320,073 1,137,144 2,371,265 2,466,438

Service charges 271,187 307,179 583,612 665,550

Miscellaneous 190,246 674,741 415,794 870,668

Total other income 1,781,506 2,119,064 3,370,671 4,002,656

Interest expense 452,247 749,111 967,786 1,436,285

Income before income taxes 3,054,710 4,110,669 5,007,789 7,902,877

Income taxes 1,159,600 1,546,900 1,900,900 2,973,900

Net income $ 1,895,110 $ 2,563,769 $ 3,106,889 4,928,977

Earnings per share:

Basic $ .54 $ .70 $ .88 $ 1.35

Diluted $ .53 $ .69 $ .87 $ 1.34

Average shares outstanding:

Basic 3,540,811 3,652,127 3,545,272 3,658,475

Diluted 3,577,846 3,685,397 3,579,704 3,689,580

Cash dividends per share $ .08 $ .08 $ .16 $ .16

The accompanying notes are an integral part of the financial statements.

NOLAND COMPANY AND SUBSIDIARY

Unaudited Consolidated Statements of Cash Flows

Six Months

Ended June 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,106,889	$4,928,977
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,054,123	4,179,487
Amortization of prepaid pension cost	(1,289,500)	(2,211,500)
Provision for doubtful accounts	675,330	667,054
Amortization of unearned compensation-restricted stock	70,971	69,434
Gain on sale of property	-	(442,879)
Change in operating assets and liabilities:
(Increase) in accounts receivable	(4,713,704)	(6,775,531)
Decrease in inventory	1,538,720	5,005,523
(Increase) in prepaid expenses	(276,143)	(1,032)
Decrease (increase) in other assets	154,564	(10,291)
Increase (decrease) in accounts payable	1,712,811	(255,936)
(Decrease) in other accruals and liabilities	(1,976,471)	(3,183,703)
(Decrease) increase in federal and state income taxes	(6,926)	(61,252)
Increase in accrued post retirement benefits	135,836	121,626
Total adjustments	79,611	(2,899,000)
Net cash provided by operating activities	3,186,500	2,029,977

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,888,277)	(3,004,657)
Proceeds from sale of assets	127,971	721,687
Net cash (used in) investing activities	(2,760,306)	(2,282,970)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in bank overdrafts	1,141,911	2,272,866
Short-term borrowings	5,325,000	3,700,000
Long-term debt (payments)	(5,532,440)	(2,373,888)
Issue (purchase) deferred directors stock	26,197	16,310
Retirement of common stock	(131,589)	(576,320)
Dividends paid	(573,038)	(592,140)
Purchase of restricted stock	(188,100)	(148,627)
Net cash provided by financing activities	67,941	2,298,201

CASH AND CASH EQUIVALENTS:
Increase during first six months	494,135	2,045,208
Beginning of year	3,349,283	2,528,131
End of first six months	$3,843,418	$4,573,339

The accompanying notes are an integral part of the financial statements.

NOLAND COMPANY AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements of Noland Company and Subsidiary contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of June 30, 2001, and its results of operations and cash flows for the three months ended June 30, 2001 and 2000. The balance sheet as of December 31, 2000 was derived from audited financial statements as of that date.

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

3. Due to the seasonal nature of the construction industry supplied by the registrant, results of operations for the quarter ended June 30, 2001 are not necessarily indicative of the results for the full year.

4. Accounts Receivable as of June 30, 2001 and December 31, 2000 are net of allowance for doubtful accounts of $1,008,132. Quarterly bad debt charges, net of recoveries, were $262,522 for 2001 and $260,751 for 2000. Year-to-date bad debt charges, net of recoveries, were $529,488 for 2001 and $553,005 for 2000.

5. Revenue from product sales is generally recognized when goods are received by the customer and the risks and rewards of ownership have transferred to the customer.

6. The difference in diluted and basic average shares outstanding used to calculate earnings per share is due to non-vested shares of restricted stock.

7. The Company entered into two separate interest rate swap arrangements with two banks late in the second quarter of 2001. The purpose of the swaps is to hedge the Company's interest rate risk. The arrangements are pay-fixed receive-variable swap on $20 million of the Company's long-term debt. Changes in the fair market value of the derivative are not significant for the quarter. Future quarters will reflect changes in fair value and will be recorded in other comprehensive income.

8. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards Statement No. 141, Business Combinations and Statement of Financial Standards No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001; the use of the pooling-of-interests method of accounting is prohibited after this time. Statement 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill, and it requires unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized). Statement 142 eliminates the amortization of goodwill and instead requires a periodic review of any goodwill balance for possible impairment. The Statement also requires that goodwill be allocated at the reporting unit level. This Statement is effective for years beginning after December 15, 2001. The Company will be required to discontinue amortization of goodwill as of January 1, 2002, and intends to complete an analysis of goodwill and an initial impairment test by the end of 2001. Statement 142 also contains provisions related to intangible assets other than goodwill. However, the Company currently has no intangible assets other than goodwill in its continuing operations. These Statements are not expected to have a material impact on the Company's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Included in this discussion are forward-looking management comments and other statements which reflect management's current outlook for the future. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the statements. Such risks and uncertainties include, but are not limited to, general business and economic conditions, climactic conditions, competitive pricing pressures, and product availability.

Liquidity and Capital Resources

The Company maintains its short- and long-term liquidity through: (1) cash flow from operations; (2) short-term borrowings from bank lines of credit arrangements, when needed; and (3) additional long-term debt, when needed.

The Company's financial condition remains strong with working capital of $68.2 million and a current ratio of 2.12. Total cash was $494,000 for the first six months compared to $2 million for the same period last year. The decline is due in part to lower earnings for the first six months as compared to last year. As discussed in Footnote 7 above, the Company has taken steps to protect itself against the possibility of a rising interest rate environment. This was done by utilizing a pay-fixed receive-variable interest rate swap. Additionally, the final payment of a 9.6% note will be made in the third quarter. This will further reduce the Company's interest expense. Management believes the Company has adequate financial resources to meet the needs of the foreseeable future.

Results of Operations

Second-quarter sales of $127.5 million were 1.3 percent less than the $129.1 million total for 2000's second quarter. Plumbing sales declined 3.1 percent and electrical/industrial sales were off 8.4 percent. Air conditioning sales, which benefited from a new three-branch operation in Florida, increased 8 percent. Sales for the first six months of 2001 were $242.4 million, 3.1 percent less than the $250.1 million total for the year-earlier period.

The gross margin of profit rose slightly in the second quarter from 19.1 percent in second quarter 2000 to 19.7 percent for this year. Gross margins were helped due to a smaller LIFO inventory adjustment for this year compared to 2000. Operating expenses were up 6.2 percent, largely due to higher utility costs, personnel costs and a decline in non-cash pension credits. For the first six months, gross margins increased from 19.4 percent to 19.8 percent and operating expenses increased 5.1 percent. Operating expenses for the quarter and first six months were affected by pension credits generated by the Company's overfunded pension plan of $645,000 and $1,290,000 compared to $1,106,000 and $2,212,000 for the same periods a year ago.

Other income for the quarter and first six months declined compared to last year because of the sale of a corporate aircraft in the second quarter of 2000.

Interest expense for the quarter and first six months is down 39.6 and 32.6 percent, respectively. Lower average borrowing and lower interest rates contributed to the declines.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Noland Company's market risk exposure from changes in interest rates and foreign currency are not material. As previously mentioned, the Company has taken steps through the use of hedging and derivatives to minimize exposure to rising interest rates. The Company's pension plan is overfunded, resulting in prepaid pension asset. The prepaid pension asset is subject to change based on the performance of the plan investments and the discount rate. Changes in the investment performance, discount rate, and other factors may cause the amount of pension income to increase or decrease from year-to-year.

PART II. OTHER INFORMATION

Item 1. None

Item 2. None

Item 3. None

Item 4. None

Item 5. None

Item 6. Exhibits and Reports on Form 8-K - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOLAND COMPANY

August 9, 2001 Arthur P. Henderson, Jr.

Arthur P. Henderson, Jr.

Vice President - Finance