Form 10-Q
period 2001-09-30
NOLAND CO
filed 2001-11-02
CIK 72243

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2001 Commission file no. 2-27393

NOLAND COMPANY

A Virginia Corporation IRS Identification #54-0320170

80 29th Street

Newport News, Virginia 23607

Telephone: (757) 928-9000

Indicate by check mark whether the registrant (1 has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

Outstanding capital common stock, $10.00 par value at October 25, 2001 3,575,429 shares.

This report contains 12 pages.

NOLAND COMPANY AND SUBSIDIARY

INDEX

Page No.

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets -

September 30, 2001 (Unaudited) and Dec. 31, 2000 (Audited) . . . . 3

Unaudited Consolidated Statements of Income -

Three Months and Nine Months Ended September 30, 2001 and 2000 . . 4

Unaudited Consolidated Statements of Cash Flows -

Nine Months Ended September 30, 2001 and 2000 . . . . . . . . . . .5

Notes to Unaudited Consolidated Financial Statements . . . . . . . . 6

Item 2. Management's Discussion and Analysis of Financial

Condition and Results of Operations . . . . . . . . . . . . . 8

Item 3. Qualitative and Quantitative Disclosures About

Market Risk . . . . . . . . . . . . . . . . . . . . . . . . .10

Part II. OTHER INFORMATION

Items 1, 2, 3, 4, 5, and 6 . . . . . . . . . . . . . . . . . . . . . . 11

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .12

PART 1. FINANCIAL INFORMATION

NOLAND COMPANY AND SUBSIDIARY

Consolidated Balance Sheets

Item 1. Financial Statements September 30, December 31,

2001 2000

(Unaudited) (Audited)

Assets

Current Assets:

Cash and cash equivalents $ 3,290,777 $ 3,349,283

Accounts receivable, net 58,165,721 56,045,064

Inventory, net 56,616,231 65,121,199

Deferred income taxes 1,022,875 1,022,875

Prepaid expenses 605,841 342,012

Total Current Assets 119,701,445 125,880,433

Property and Equipment, at cost:

Land 13,756,072 13,397,010

Buildings 85,887,897 85,829,159

Equipment and fixtures 66,535,949 64,897,674

Property excess to current needs 1,072,834 1,452,738

Total 67,252,752 165,576,581

Less accumulated depreciation 88,218,600 84,477,542

Property and Equipment, net 79,034,152 81,099,039

Assets Held for Resale 447,136 1,021,492

Prepaid Pension 24,917,218 22,982,968

Other assets 1,587,514 976,532

$225,687,465 $231,960,464

Liabilities and Stockholders' Equity

Current Liabilities

Notes payable, short-term borrowing $ 5,100,000 $ 8,475,000

Current maturity of long-term debt 1,477,194 3,021,775

Book overdrafts 9,206,379 6,679,923

Accounts payable 22,358,793 22,879,945

Other accruals and liabilities 11,230,508 12,333,674

Federal and state income tax 1,460,431 947,193

Total Current Liabilities 50,833,305 54,337,510

Long-term Debt 23,113,683 26,637,097

Deferred Income Taxes 9,930,071 10,937,070

Accrued Postretirement Benefits 2,044,761 1,824,474

Stockholders' Equity:

Capital common stock, par value $10;

authorized, 6,000,000 shares; issued,

3,578,929 and 3,584,758 shares 35,789,290 35,847,580

Retained earnings 106,065,713 102,741,284

Accumulated other comprehensive (loss),

net of tax (1,669,664) -

Unearned compensation-restricted stock (419,694) (364,551)

Total Stockholders' Equity 139,765,645 138,224,313

$225,687,465 $231,960,464

The accompanying notes are an integral part of the financial statements.

NOLAND COMPANY AND SUBSIDIARY

Unaudited Consolidated Statements of Income

Three Months Ended Nine Months Ended

September 30, September 30,

2001 2000 2001 2000

Merchandise sales $122,337,424 $124,283,925 $364,737,912 $374,408,861

Cost of goods sold:

Purchases and freight-in 91,706,795 101,848,248 284,512,588 298,392,172

Inventory, beginning 63,582,479 64,834,045 65,121,199 69,839,568

Inventory, ending 56,616,231 66,581,992 56,616,231 66,581,992

Cost of goods sold 98,673,043 100,100,301 293,017,556 301,649,748

Gross profit on sales 23,664,381 24,183,624 71,720,356 72,759,113

Operating expenses 22,785,485 22,256,054 68,236,556 65,495,037

Operating profit 878,896 1,927,570 3,483,800 7,264,076

Other income:

Cash discounts, net 1,027,608 1,126,166 3,398,873 3,592,604

Service charges 311,945 340,226 895,557 1,005,776

Miscellaneous 41,541 456,550 457,335 1,327,218

Total other income 1,381,094 1,922,942 4,751,765 5,925,598

Interest expense 430,399 650,648 1,398,185 2,086,933

Income before taxes 1,829,591 3,199,864 6,837,380 11,102,741

Income taxes:

State 108,900 176,000 409,400 610,700

Federal 588,300 1,032,982 2,188,700 3,572,182

Total income taxes 697,200 1,208,982 2,598,100 4,182,882

Net income $ 1,132,391 $ 1,990,882 $ 4,239,280 $ 6,919,859

Earnings per share:

Basic $ .32 $ .56 $ 1.20 $ 1.90

Diluted $ .32 $ .55 $ 1.18 $ 1.89

Average shares outstanding:

Basic 3,539,843 3,584,874 3,543,443 3,633,762

Diluted 3,578,418 3,617,092 3,579,271 3,665,241

Cash dividends per share $ .08 $ .08 $ .24 $ .24

The accompanying notes are an integral part of the financial statements.

NOLAND COMPANY AND SUBSIDIARY

Unaudited Consolidated Statements of Cash Flows

Nine Months Ended

September 30,

2001 2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income $4,239,280 $6,919,859

Adjustments to reconcile net income to net cash

provided by operating activities:

Depreciation and amortization 6,084,550 6,228,156

Amortization of prepaid pension cost (1,934,250) (3,317,250)

Amortization of unearned compensation-restricted stock 113,309 120,874

Provision of doubtful accounts 1,006,125 1,015,069

Loss (gain) on sale of property 83,384 (625,434)

Change in operating assets and liabilities:

(Increase) in accounts receivable (3,126,782) (3,620,116)

Decrease in inventory 8,504,968 3,257,576

(Increase) decrease in prepaid expenses (263,829) 39,955

Decrease in assets held for resale 574,356 -

(Increase) in other assets (610,982) (26,390)

(Decrease) in accounts payable (521,151) (1,494,613)

(Decrease) in other accruals and liabilities (1,103,166) (2,682,194)

Increase (decrease) in federal and state income taxes 513,238 (64,122)

Increase in accrued postretirement benefits 220,287 212,072

Total adjustments 9,540,057 (956,417)

Net cash provided by operating activities 13,779,047 5,963,442

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures (5,714,191) (4,174,245)

Proceeds from sale of assets 1,611,144 1,409,961

Net cash (used) by investing activities (4,103,047) (2,764,284)

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase in book overdrafts 2,526,456 5,019,158

Short-term (repayments) borrowing - net (3,375,000) 2,300,000

Long-term debt repayments of common stock (7,744,658) (7,635,832)

Purchase and retirement of common stock (131,589) (1,899,780)

Issue deferred directors stock 37,359 20,833

Dividends paid (859,264) (880,675)

Purchase of restricted stock (188,100) (168,125)

Net cash (used) by financing activities (9,734,796) (3,244,421)

CASH AND CASH EQUIVALENTS:

(Decrease) during first nine months (58,506) (45,263)

Beginning of year 3,349,283 2,528,131

End of first nine months $3,290,777 $2,482,868

The accompanying notes are an integral part of the financial statements.

NOLAND COMPANY AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements of Noland Company and Subsidiary contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of September 30, 2001, and its results of operations and cash flows for the three and nine months ended September 30, 2001 and 2000. The balance sheet as of December 31, 2000, was derived from audited financial statements as of that date.

2. The Notes to Consolidated Financial Statements included in the Company's December 31, 2000 Annual Report on Form 10-K are an integral part of the interim unaudited financial statements. The Company takes a physical inventory in the fourth quarter of each year. The Company uses estimated gross profit rates to determine cost of goods sold during interim periods. In addition, the Company makes certain estimates to compute the LIFO reserve. The rate of inflation/deflation for an interim period is not necessarily consistent with the full year rate of inflation/deflation. Year-end inventory adjustments to reflect actual inventory levels are made in the forth quarter.

3. Due to the seasonal nature of the construction industry supplied by the registrant, results of operations for the quarter ended September 30, 2001 are not necessarily indicative of the results for the full year.

4. Accounts Receivable as of September 30, 2001 and December 31, 2000 are net of an allowance for doubtful accounts of $1,008,132. Third-quarter bad debt charges, net of recoveries, were $258,642 for 2001 and $309,557 for 2000. Year-to-date bad debt charges, net of recoveries, were $788,130 for 2001 and $862,562 for 2000.

5. Revenue from product sales is generally recognized when goods are received by the customer and the risks and rewards of ownership have transferred to the customer.

6. The difference in diluted and basic weighted average shares outstanding used to calculate earnings per share is due to non-vested restricted stock.

7. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." All derivatives are required to be recorded on the balance sheet at fair value. For derivatives designated as a cash flow hedge, the effective portions of changes in fair value of the derivative are recorded in other comprehensive income ("OCI") and are recognized in the income statement when the hedged items affect earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

Late in the second quarter of 2001 the Company entered into two interest rate swap agreements. The Company enters into interest rate swap agreements to reduce its exposure to market risks from changing interest rates. Under the agreements the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts that are calculated by reference to a notional amount of $20,075,000. Any difference between interest paid and received on the swap is recognized as interest expense over the life of each swap, thereby adjusting the effective interest rate on the underlying obligations. The Company does not hold or issue such financial instruments for trading purposes. Derivatives used for hedging purposes must be designated and effective as a hedge of the identified risk at the inception of the contract. Changes in the fair value of the derivative contract must be highly correlated with changes in the fair value of the hedged item at inception of the hedge and over the life of the hedge contract.

Accounting for the swaps in accordance with SFAS No. 133 resulted in a loss of $1.7 million, net of an income tax benefit of $1.0 million, in OCI for changes in fair value of the cash flow hedges for both the quarter and nine months ended September 30, 2001.

8. Comprehensive income consists of net income and changes in the fair value of derivative instruments. The components of comprehensive income for the three and nine months ended September 30, 2001 and 2000 are as follows:

Quarter Ended Nine Months Ended

September 30, September 30,

	2001	2000	2001	2000
Net income	$1,132,391	$1,990,882	$4,239,280	$6,919,859
Loss on derivative instruments, net of income tax benefit of ($1,007,000)	(1,669,664)	-	(1,669,664)	-
Comprehensive (loss) income	$ (537,273)	$1,990,882	$2,569,616	$6,919,859

9. In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001; the use of the pooling-of-interests method of accounting is prohibited after this time. SFAS No. 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill, and it requires unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized). SFAS No. 142 eliminates the amortization of goodwill and instead requires a periodic review of any goodwill balance for possible impairment. It also requires that goodwill be allocated that the reporting unit level. SFAS No. 142 is effective for years beginning after December 15, 2001. The Company will be required to discontinue amortization of goodwill as of January 1, 2002, and intends to complete and analysis of goodwill and an initial impairment test by the end of 2001. SFAS No. 142 also contains provisions related to intangible assets other than goodwill. However, the Company currently has no intangible assets other than goodwill in its continuing operations. These Statements are not expected to have a material impact on the Company's financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operation - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 retains many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with that Statement. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. This Statement is not expected to have a material impact on the Company's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Included in this discussion are forward-looking management comments and other statements that reflect management's current outlook for the future. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the statements. Such risks and uncertainties include, but are not limited to, general business and economic conditions, climatic conditions, competitive pricing pressures, and product availability.

Liquidity and Capital Resources

The Company generates necessary cash through: (1) cash flow from operations; (2) short-term borrowing bank lines of credit arrangements, when needed; and (3) additional long-term debt, when needed.

For the first nine months of 2001, the Company generated $13.8 million from operating activities compared to $6.0 million for the same period last year. The increase in cash flow from operations is due in part to a decrease in inventory and less amortization of prepaid pension cost. Cash provided by operating activities was used to retire debt, pay for capital expenditures, and pay dividends. The Company's financial condition remains strong with working capital of $68.9 million and a current ratio of 2.4. Total borrowings are down $11.1 million since December 31, 2000. Management believes the Company's liquidity, capital resources and working capital are sufficient to meet the needs of the foreseeable future.

Results of Operations

Third-quarter sales of $122.3 million were 1.6% less that the $124.3 million for the year-earlier period. Plumbing sales declined 4.4% for the quarter and electrical/industrial sales were down 8.0%. On the plus side, air conditioning sales benefited from new operations in Florida and increased 10% for the quarter. The September 11th terrorist attacks had a profound impact on an already soft market, leading to a 9% drop in September sales. Deflation in pricing on commodities, principally plastic pipe, fitting, and copper tubing had a negative impact on sales and profits, as did intense competition in the marketplace.

The gross margin of profit decreased from 19.5% or the third quarter of 2000 to 19.3% for the third quarter of 2001. Competitive pricing conditions and an aggressive strategy to dispose of unproductive inventory contributed to the modest decline. Operating expenses rose 2.4%, due in part to lower pension income for the quarter of $645,000 compared to $1,106,000 for the year-earlier period. Higher personnel-related costs also contributed to the increase. The combination of lower gross profit dollars and higher operating expenses led to a 54.4% decrease in operating profit. Interest expense for the quarter dropped 33.9% as a result of lower average borrowing and lower rates.

Net income for the third quarter of 2001 was $1,132,000 compared to $1,991,000 for the third quarter of 2000.

Through the first nine months, Noland's sales totaled $364,738,000, or 2.6% less than the year-earlier period's $374,409,000. Net income totaled $4,239,000, or $1.18 per share (diluted), versus $6,920,000, or $1.89 per share, in the first nine months of 2000.

Consumer uncertainty about the economy suggests the remaining months of 2001 will be extremely challenging for our business. Our financial strength and the operation improvements we have made in recent years have better positioned us to weather the downturn. The Company is now focusing on bringing expenses more in line with sales.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Noland Company's primary market risk exposure is from changes in interest rates. The objective in managing the Company's exposure to interest rate changes is to limit the impact of rate changes on earnings, cash flow, and to lower overall borrowing cost. The Company entered into two separate interest rate swaps to manage it's exposure to interest rate changes on it's borrowings. These swaps are with two financial institutions with investment grade credit ratings, thereby minimizing the risk of credit loss. Both swaps are non-trading.

At September 30, 2001, the two swap agreements had an aggregate notional amount of $20,075,000 to manage interest rate changes related to the Company's industrial revenue bonds and a portion of its revolving credit agreement. The swaps effectively convert the variable rate borrowings (LIBOR and BMA Municipal Swap Index) into fixed rate borrowings with fixed rates of 5.36% and 4.22%

SFAS No. 133 requires all derivatives to be recorded on the balance sheet at face value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedges item attributable to the hedged risk are recognized in earnings. For derivatives designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in other comprehensive income ("OCI") are recognized in the income statement when the hedged items affect earnings. Ineffective portions of changes in the fair value of cash flow are recognized in earnings.

In addition, the Company's pension plan is over-funded, resulting in a prepaid pension asset. The prepaid pension asset is subject to change based on the performance of the plan investments and the discount rate. Changes in the investment performance and discount rate may cause the amount of pension income to increase or decrease from year to year.

PART II. OTHER INFORMATION

Item 1. None

Item 2. None

Item 3. None

Item 4. None

Item 5. None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits - None

(b) Reports on Form 8-K

An 8-K was filed on October 12, 2001 to report the

dismissal of PricewaterhouseCoopers LLP as the

registrant's certifying accountants and the appointment

of KPMG LLP as the new certifying accountants.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOLAND COMPANY

October 25, 2001 Arthur P. Henderson, Jr.

Arthur P. Henderson, Jr.

Vice President - Finance