Form 10-K
period 2001-12-31
NOLAND CO
filed 2002-03-28
CIK 72243

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001 Commission file no. 2-27393

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

Yes X No 

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 15, 2002, was approximately $40,498,838.

3,557,829 shares of the Registrant's Common Stock were outstanding at the close of business on March 15, 2002.

DOCUMENTS (or portions thereof) INCORPORATED BY REFERENCE
Document	Part of Form 10-K

Portions of Annual Report to Stockholders for the year ended December 31, 2001	Parts II and IV

Portions of Noland Company Proxy Statement for April 18, 2002 Annual Meeting of Stockholders	Parts III and IV

This report contains 38 pages. The exhibit index is shown on page 11 of this 10-K.

PART I

Item 1 Business

A Virginia corporation founded in 1915, Noland Company is a distributor of Plumbing, Air Conditioning and Electrical/Industrial supplies, with branch facilities in thirteen states.

While most of its sales are wholesale, the Company plays a modest retail role through product showrooms and other marketing efforts of certain items. It handles products of over 2,000 vendors and sells to thousands of customers, largely in the industrial and construction sectors of the Southern United States. There have been no significant changes in the Company's methods of operation during the last five years. Noland Company disposed of its fifty percent interest in joint ventures in Spain and Panama in 2001. The Company continues to sell air conditioning equipment to customers in Panama and several South American countries.

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

Total sales of each class of similar products for the last five years are as follows:

	2001	2000	1999	1998	1997	1997	1996
Plumbing	$268,610	$279,524	$264,768	$252,835	$250,327
Air Conditioning	124,029	115,514	119,331	114,043	112,013
Electrical/Industrial	85,272	93,676	98,731	98,601	102,625
	$477,911	$488,714	$482,830	$465,479	$464,965

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

The dollar amount of the Company's backlog of orders believed to be firm was approximately $30,069,411 at December 31, 2001 and $33,664,236 at December 31, 2000.

The portion of the Company's business with the Government and subject to renegotiation is not considered material.

The wholesale distribution of all products in which the Company is engaged is highly competitive. Competition results primarily from price, service and the availability of goods. Industry statistics indicate that Noland Company is one of the larger companies in its field.

Company-sponsored research and development activities expenditures in 2001, 2000 and 1999 were immaterial.

The Company believes it is in compliance with Federal, State and local provisions that have been enacted or adopted regulating the discharge of materials into the environment. The effects of compliance are not material with respect to capital expenditures, earnings and competitive position of the Company. No material capital expenditures are anticipated for environmental control facilities during the remainder of the current year and the succeeding year.

As of December 31, 2001, the Company employed 1,415 persons.

The Company operates principally in the Southern United States.

Item 2 Properties

The main properties of the Company consist of 103 facilities, including warehouses, offices, showrooms, paved outside storage areas and covered pipe storage sheds. These are located in the following states: Alabama, Arkansas, Florida, Georgia, Kentucky, Maryland, Mississippi, North Carolina, Pennsylvania, South Carolina, Tennessee, Virginia and West Virginia. Sixteen are leased and the remaining eighty-seven are Company owned. The executive office of the Company is located at 80 29th Street, Newport News, Virginia 23607.

In the opinion of management, the aforementioned facilities are suitable for the purposes for which they are used, are adequate for the needs of the business and are in continuous use in the day-to-day course of operations. The Company's policy is to maintain, repair and renovate its properties on a continuing basis, replacing older structures with new buildings and yard facilities as the need for such replacement arises. In addition, reference is made to Note 2 (d), page 16 of the Annual Report to Stockholders filed as an exhibit hereto, with respect to property in excess of current needs.

Item 3 Legal Proceeding

None of material consequence.

Item 4 Submission of Matters to a Vote of Security Holders

None

Additional Item

Executive Officers of the Registrant
Name	Age	Positions and Offices Held with Registrant	Business Experience During the Past Five Years

Lloyd U. Noland, III	58	Chairman of the Board, President and Director. Officer since 1981	Chief Executive Officer of the Registrant.

Arthur P. Henderson, Jr.	58	Vice President-Finance. Officer since 1983	Chief Financial Officer of the Registrant.

Kenneth C. King	59	Vice President-Marketing and Branch Operations. Officer since 1998	Responsible for the Registrant's Marketing.

John E. Gullett	60	Vice President-Corporate Communications. Officer since 1982	Responsible for the Registrant's Corporate Communications Department.

Jean F. Preston	41	Vice President-Corporate Data. Officer since 1999	Responsible for the Registrant's Corporate Data Department. Previously manager of Corporate Data Department.

James E. Sykes, Jr.	58	Treasurer/Secretary. Officer since 1982	Responsible for Registrant's treasury and accounting functions and secretarial duties.

All executive officers were elected for a term of one year beginning May 1, 2001 and/or until their successors are elected and qualified. None of the executive officers are related by blood, marriage or adoption. Service has been continuous since the date elected to their present positions. There are no arrangements or understandings between any officer and any other person pursuant to which he was elected an officer.

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

Item 6 Selected Financial Data

The information set forth under the caption "Ten-Year Review of Selected Financial Data" relating to sales, net income, total assets, long-term debt, net income per share and dividends per share for the years 1992 through 2001 is incorporated herein by reference from pages 20 and 21 of the enclosed Noland Company Annual Report to Stockholders for the year ended December 31, 2001.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the above caption is incorporated herein by reference from pages 9 and 10 of the enclosed Noland Company Annual Report to Stockholders for the year ended December 31, 2001.

Item 7A Quantitative and Qualitative Disclosures About Market Risk

The information set forth under the above caption is incorporated herein by reference from page 10 of the enclosed Noland Company Annual Report to Stockholders for the year ended December 31, 2001.

Item 8 Financial Statements and Supplementary Data

The following consolidated financial statements of Noland Company, included in the Annual Report to Stockholders for the year ended December 31, 2001, are incorporated herein by reference:

Annual Report to Stockholders (page)

Independent Auditors' Report	11

Consolidated Statement of Income-- Years ended December 31, 2001, 2000, and 1999	12

Consolidated Balance Sheet--December 31, 2001, 2000, 1999	13

Consolidated Statement of Cash Flows--

Years ended December 31, 2001, 2000, 1999

Consolidated Statement of Stockholders' Equity

and Comprehensive Income -- Years ended

December 31, 2001, 2000, and 1999

14 15

Notes to Consolidated Financial Statements	15-19

--Years ended December 31, 2001, 2000, and 1999

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company dismissed PricewaterhouseCoopers LLP as its independent accountants in October 2001 and appointed KPMG LLP as the new independent accountants. As required by the Securities and Exchange Commission Form 8-K was filed on October 12, 2001 to report the change. There have been no disagreements with KPMG LLP or its predecessor, PricewaterhouseCoopers LLP.

PART III

Item 10 Directors and Executive Officers of the Registrant

Data relating to Directors is incorporated herein by reference from pages 3, 4 and 5 of the 2002 Noland Company Proxy Statement for the April 18, 2002 Annual Meeting of Stockholders.

Data relating to Executive Officers is included in Part I of this report.

Item 11 Executive Compensation

The information set forth under the caption "Compensation of Executive Officers" on page 6 of the 2002 Noland Company Proxy Statement for the April 18, 2002, Annual Meeting of Stockholders is incorporated herein by reference.

Item 12 Security Ownership of Certain Beneficial Owners and Management

The information set forth under the captions "Voting Securities and Principal Holders Thereof" and "Nominees for Director" on pages 2, 4 and 5 of the 2002 Noland Company Proxy Statement for the April 18, 2002, Annual Meeting of Stockholders is incorporated herein by reference.

Item 13 Certain Relationships and Related Transactions

(a) The Company is in the sixth year of a ten-year agreement to lease an existing office building for its corporate headquarters. The building is owned by Basic, Inc. Basic, Inc. owns 893,967 shares of Noland Company stock. The majority of Basic, Inc. stock is owned by The L.U. Noland 1982 Trust whose trustees are Mr. Lloyd U. Noland, Jr.'s wife, Jane K. Noland, and his three children: Lloyd U. Noland III, Susan C. Noland and Anne N. Edwards. The Company pays an annual rental fee of approximately $260,000 per year and bears the direct costs of utilities and real estate taxes. The terms of the lease were based on an evaluation by an independent real estate firm.

(b) Not applicable.

(c) Not applicable.

(d) Not applicable.

PART IV

Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Consolidated Financial Statements included in PART II, Item 8 of this report:

Independent Auditors' Report

Consolidated Statement of Income'Years ended December 31, 2001, 2000, and 1999

Consolidated Balance Sheet'December 31, 2001, 2000, and 1999

Consolidated Statement of Stockholders' Equity and Comprehensive Income--Years ended December 31, 2001, 2000, 1999

Consolidated Statement of Cash Flows'Years ended December 31, 2001, 2000, and 1999

Notes to Consolidated Financial Statements-Years ended December 31, 2001, 2000, and 1999

With the exception of the aforementioned information incorporated by reference and the information in the 2001 Annual Report to Stockholders on the inside back cover and pages 9, 10, 20 and 21 incorporated in response to Items 5, 6 and 7 in this Form 10-K Annual Report, the 2001 Annual Report to Stockholders is not to be deemed "filed" as part of this report. The individual financial statements of the registrant have not been filed because consolidated financial statements are filed. The registrant is an operating company and the subsidiary is wholly owned.

Financial Statement Schedule included in PART IV of this report:

For the three years ended December 31, 2001

Form 10-K Page(s)

Schedule II Valuation and

Qualifying Accounts 8

Other financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

Independent Auditors' Report

on Consolidated Financial

Statement Schedule 10

The exhibits are listed in the Index of Exhibits required by Item 601 of Regulation S-K at item (c) below.

(b) Reports on Form 8-K ' An 8-K was filed on October 12, 2001 to report the dismissal of PricewaterhouseCoopers LLP as the registrant's independent accountants and the appointment of KPMG LLP as the new independent accountants. PricewaterhouseCoopers LLP was dismissed after selling its Virginia Beach, Virginia office that historically had performed auditing services for the Company. The Audit Committee of the Company's board of directors approved the change.

(c) The Index of Exhibits and any required Exhibits are included beginning at page 11 of this report.

(d) Financial Statement Schedule II

SCHEDULE II

Noland Company and Subsidiary

Valuation and Qualifying Accounts

Column A	Column B	Column C Additions		Column D	Column E

Description	Balance as of January 1	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(2)	Balance at Year-End

Valuation accounts deducted from assets to which they apply ' doubtful accounts receivable

December 31, 2001	$1,464,278	$1,860,472 (1)	$ -	$1,012,995	$2,311,755

December 31, 2000	$1,008,132	$1,169,009 (1)	$ -	$ 712,863	$1,464,278

December 31, 1999	$1,008,132	$1,147,347 (1)	$ -	$1,147,347	$1,008,132

(1) Net of recoveries on bad debts of $670,734 for 2001, $474,796 for 2000, and $781,028 for 1999.

(2) Represents charges for which reserve was previously provided.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOLAND COMPANY

Lloyd U. Noland, III

March 22, 2002 By 

Chairman of the Board and President

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.
Lloyd U. Noland, III 	Chairman of the Board, President and Director	March 22,2002
Lloyd U. Noland, III
Arthur P. Henderson, Jr. 	Vice President-Finance, (chief financial officer) and Director	March 22,2002
Arthur P. Henderson, Jr.
Kenneth C. King 	Vice President-Marketing and Branch Operations and Director	March 22,2002
Kenneth C. King

James E. Sykes, Jr. 	Treasurer/Secretary (chief accounting officer)	March 22,2002
James E. Sykes, Jr.

Allen C. Goolsby, III
	Director	March 22,2002
Allen C. Goolsby, III

INDEPENDENT AUDITORS' REPORT

ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULE



To the Board of Directors and Stockholders of Noland Company:

Under date of February 22, 2002, we reported on the consolidated balance sheet of Noland Company and subsidiary (the Company) as of December 31, 2001, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the year ended December 31, 2001, as contained in the 2001 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule listed in item 14 (a) 2 of this form 10-K. This 2001 financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion the 2001 financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Norfolk, Virginia

February 22, 2002

EXHIBIT INDEX

Exhibit Number	Exhibit	Page

(2)	Plan of acquisition, reorganization, liquidation or succession	Not Applicable

(3)	Articles of Incorporation and Bylaws	Previously Filed

(4)	Instruments defining the rights of Security holders, including indentures	Not Applicable

(9)	Voting Trust Agreement	Not Applicable

(10)	(1) Restricted Stock Plan	Previously Filed
	(ii) 1999 Outside Directors Stock Plan	Previously Filed
	(iii) Noland Company Common Stock Benefit Trust	Previously Filed

(11)	Statement regarding computation of per share earnings'clearly determinable	Not Applicable

(12)	Statement regarding computation of ratios	Not Applicable

(13)	Portions of Annual Report to Stockholders	12

(16)	Letter regarding change in a certifying accountant	Not Applicable

(18)	Letter regarding change in accounting principles	Not Applicable

(21)	Subsidiary of the registrant	Previously Filed

(22)	Published report regarding matters submitted to vote of security holders	Not Applicable

(23)	Consents of experts and counsel	Not Applicable

(24)	Power of Attorney	Not Applicable

(28)	Information from reports furnished to state insurance regulatory authority	Not Applicable

(99) Opinion of Former Independent Accountants 38

As to any security holder requesting a copy of the Form 10-K, the Company will furnish any exhibit indicated in the above list as filed with the Form 10-K upon payment to it of its expenses in furnishing such exhibit.

EXHIBIT 13

INDEX

Page

Management's Discussion	13-16

Independent Auditors'Report	17

Quarterly Financial Data	18

Consolidated Statement of Income	19

Consolidated Balance Sheet	20

Consolidated Statement of Cash Flows	21
Consolidated Statement of Stockholders' Equity and Comprehensive Income	22
Notes to Consolidated Financial Statements	23-33

Ten Year Review	34-35

Inside Back Cover	36-37

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion focuses on the consolidated results of operations, financial condition and cash flows of Noland Company. This section should be read in conjunction with the consolidated financial statements and notes.

Forward-Looking Statements

Management's discussion and analysis and other sections of this Annual Report contain "forward-looking statements" under the securities laws. Such statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the statements. Such risks and uncertainties include, but are not limited to, general business conditions, climatic conditions, competitive pricing pressures, and product availability.

Results of Operations

Sales for 2001 totaled $477.9 million, 2.2 percent less than 2000 sales of $488.7 million. Sales for 1999 were $482.8 million. Sluggish economic conditions in many parts of the Company's 13-state territory adversely affected sales, despite pockets of strength in residential construction. In addition, deflation in pricing on key plumbing commodities had a negative impact on plumbing sales, which decreased 3.9 percent. Electrical/industrial sales declined 9.0 percent as a result of continued weakness in manufacturing. Air conditioning sales increased 7.4 percent. A significant part of this increase came from sales in several new Florida branches, but same store sales also rose modestly.

The gross profit margin was 20.5 percent for 2001 compared to 20.2 percent for 2000, and 20.1 percent for 1999. The gross profit margin for 2001 was affected by the LIFO inventory adjustment, which decreased cost of goods sold by $4.2 million. The LIFO adjustment increased cost of goods sold by $374,000 and $1.4 million in 2000 and 1999, respectively. Inventory quantity reductions contributed to the positive effect of LIFO for 2001. Excluding the LIFO adjustment, margins declined in 2001 as a result of competitive pricing conditions and an aggressive strategy to dispose of unproductive inventory.

Operating expenses increased $3.0 million from 2000's $88.4 million to $91.4 million in 2001. 1999's operating expenses were $88.1 million. Higher personnel-related costs, non-cash charges of $847,000 related to accounts receivable valuation reserves and a decline in non-cash pension income, which reduces operating expense, account for much of the increase. Operating expenses benefited in 2001, 2000, and 1999 from non-cash pension credits of $2.8 million, $4.4 million, and $3.8 million, respectively as a result of the Company having an over-funded pension plan.

The combination of lower sales and higher operating expenses resulted in a 34.1 percent decline in operating profits compared to 2000. Operating profits for 2000 were 17.2 percent higher than 1999. Other non-operating income for 2001 declined 19.9 percent compared to 2000. Other income in 2000 benefited from non-recurring gains of $817,000 on the sale of a Company aircraft and real estate. Interest expense decreased 36.5 percent to $1.7 million in 2001 from $2.7 million in 2000. Lower interest rates and reduced borrowings accounted for the decline. Interest expense for 1999 was $2.8 million.

The effective tax rate was 39.3 percent, 39.5 percent, and 38.8 percent in 2001, 2000, and 1999, respectively.

Liquidity and Capital Resources

The Company maintains its short and long-term liquidity

through: (1) cash flow from operations; (2) short-term financings; (3) bank line of credit borrowings, when needed; and (4) additional long-term debt, when needed.

In 2001 net cash provided by operating activities was $21.1 million compared to $12.9 million in 2000 and $23.4 million in 1999. Cash from operations in 2001 was used to reduce long-term debt by $7.5 million, for capital expenditures of $8.4 million, to pay dividends, and to repurchase and retire 29,172 shares of the Company's outstanding common stock for $669,000. Working capital decreased $1.8 million, but the current ratio increased to 2.4 from 2.3. Management believes the Company's liquidity, working capital and capital resources are sufficient to meet the working capital and capital expenditure needs of the foreseeable future.

The Company continued its progress on the inventory front in 2001. Inventory turns improved, unproductive inventory was reduced, and the total investment in inventory declined $7.4 million after a $4.7 million reduction in 2000.

Quantitative and Qualitative Disclosure About Market Risk

The Company's market risk exposure comes from changes in interest rates and inflationary pressures. Reported results, for the most part, reflect the impact of inflation/deflation because of the Company's use of the LIFO (last in, first out) inventory method. This method tends to remove artificial profits induced by inflation and presents operating results in truer, more absolute terms. The objective in managing the Company's exposure to interest rate changes is to limit the impact of rate changes on earnings, cash flow, and to lower overall borrowing cost. The Company entered into two separate interest rate swaps to manage it's exposure to interest rate changes on it's borrowings. These swaps are with financial institutions that have investment grade credit ratings, minimizing the risk of credit loss. Both swaps are non-trading.

At December 31, 2001, the Company had two swap agreements at an aggregate notional amount of $20,075,000 to manage interest rate changes related to the Company's industrial revenue bonds and a portion of its revolving credit agreement. The swaps effectively convert the variable rate borrowings (LIBOR and BMA Municipal Swap Index) into fixed rate borrowings with fixed rates of 5.36% and 4.22%.

Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Certain Derivative Instruments and Certain Hedging Activities," as amended by SFAS No. 138, requires all derivatives to be recorded as an asset or liability on the balance sheet at face value. For a derivative designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded in other comprehensive income ("OCI") and recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. Other comprehensive income was reduced by $303,000, net of tax benefit of $185,000 as of December 31, 2001.

In addition, the Company's pension plan is over-funded, resulting in a prepaid pension asset. The prepaid pension asset is subject to change based on the performance of the plan investments and the discount rate. Changes in the investment performance and discount rate may cause the amount of pension income to increase or decrease from year to year. The discount rate for calculating 2002 pension credits is expected to decline resulting in a lower credit than 2001 and 2000.

Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") has issued SFAS No. 141 "Business Combinations," SFAS No. 142 "Goodwill and Other Intangible Assets," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" that are effective for years beginning after December 15, 2001 and SFAS No. 143 "Accounting for Asset Retirement Obligations" that is effective for years beginning after June 15, 2002. Adoption of these statements is not expected to have a material impact on the Company's financial statements.

INDEPENDENT AUDITORS' REPORT

KPMG

To the Board of Directors and Stockholders of Noland Company:

We have audited the accompanying consolidated balance sheet of Noland Company and Subsidiary (the Company) as of December 31, 2001, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying consolidated financial statements of the Company as of December 31, 2000 and 1999 were audited by other auditors whose report thereon dated February 22, 2001, expressed unqualified opinions on those consolidated statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Noland Company as of December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Norfolk, Virginia

February 22, 2002

Selected Quarterly Financial Data (unaudited)

(In thousands, except per share amounts)

First Quarter Second Quarter Third Quarter Fourth Quarter
	2001	2000	2001	2000	2001	2000	2001	2000	2001	2000
Sales	$114,931	$120,994	$127,470	$129,131	$122,337	$124,284	$113,173	$ 114,305	$477,911	$488,714
Gross Profit	$ 23,003	$ 23,875	$ 25,053	$ 24,700	$ 23,664	$ 24,184	$ 26,449	$ 25,977	$ 98,169	$ 98,736
Net Income	$ 1,212	$ 2,365	$ 1,895	$ 2,564	$ 1,132	$ 1,991	$ 2,630(A)	$ 2,388(A)	$ 6,869	$ 9,308
Basic Earnings	$ .34	$ .65	& .54	$ .70	$ .32	$ .56	$ .74(A)	$ .67(A)	$ 1.94	$ 2.57
Per Share
Diluted Earnings Per Share	$ .34	$ .64	$ .53	$ .69	$ .32	$ .55	$ .74(A)	$ .67(A)	$ 1.92	$ 2.55

(A) The Company uses estimated gross profit rates to determine cost of goods sold during interim periods. Year-end inventory adjustments to reflect actual inventory levels are made in the fourth quarter. These adjustments had the effect of increasing net income for the fourth quarter of 2001 and 2000 by approximately $2,500,000 ($.71 per share) and $1,632,000 ($.46 per share), respectively.

CONSOLIDATED STATEMENT OF INCOME

Noland Company and Subsidiary

For the years ended December 31, 2001, 2000 and 1999

(In thousands, except per share amounts) 2001 2000 1999
Sales	$ 477,911	$488,714	$482,830
Cost of Goods Sold:
Purchases and freight in	372,364	385,260	385,161
Inventory, January 1	65,121	69,839	70,570
Inventory, December 31	(57,743)	(65,121)	(69,839)
Cost of Goods Sold	379,742	389,978	385,892
Gross Profit on Sales	98,169	98,736	96,938
Operating Expenses	91,357	88,399	88,115
Operating Profit	6,812	10,337	8,823
Other Income:
Cash Discounts, net	4,373	4,660	4,719
Service charges	1,182	1,412	1,440
Miscellaneous	671	1,699	1,149
Total Other Income	6,226	7,771	7,308
Interest Expense	1,723	2,715	2,819
Income Before Income Taxes	11,315	15,393	13,312
Income Taxes	4,446	6,085	5,165
Net Income	$ 6,869	$ 9,308	$ 8,147
Basic Earnings Per Share	$ 1.94	$ 2.57	$ 2.22
Diluted Earnings Per Share	$ 1.92	$ 2.55	$ 2.20

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEET

Noland Company and Subsidiary
December 31, 2001, 2000, and 1999 (In thousands)	2001	2000	1999
Assets
Current Assets:
Cash and cash equivalents	$ 3,606	$ 3,349	$ 2,528
Accounts receivable (net of allowance for doubtful accounts)	56,694	56,585	55,704
Inventory (net of reduction to LIFO)	57,743	65,121	69,839
Deferred income taxes	-	1,023	1,147
Other current assets	679	436	236
Total Current Assets	118,722	126,514	129,454
Property and Equipment, at cost:
Land	13,721	13,397	13,407
Buildings	86,958	85,829	83,414
Equipment and fixtures	66,746	64,898	64,620
Property in excess of current needs	1,540	1,453	1,699
Total	168,965	165,577	163,140
Less accumulated depreciation	89,550	84,478	79,599
Total Property and Equipment, net	79,415	81,099	83,541
Assets Held for Resale	447	1,021	1,021
Prepaid Pension	25,804	22,983	18,618
Other Assets	1,046	977	985
	$ 225,434	$232,594	$ 233,619
Liabilities and Stockholders' Equity
Current Liabilities:
Notes payable, short-term borrowings	$ 4,000	$ 8,475	$ 7,800
Current maturity of long-term debt	1,465	3,022	4,398
Book overdrafts	6,485	6,680	8,403
Accounts payable	23,670	22,459	26,895
Other accruals and liabilities	13,011	13,389	13,177
Federal and state income taxes	368	947	1,029
Total Current Liabilities	48,999	54,972	61,702
Long-term Debt	20,675	26,637	28,015
Deferred Income Taxes	10,666	10,937	10,197
Accrued Postretirement Benefits	2,090	1,824	1,543
Stockholders' Equity:
Capital common stock, par value, $10; authorized, 6,000,000 shares; issued 3,557,829, 3,584,758, and 3,700,876 shares	35,578	35,848	37,009
Retained earnings	108,088	102,741	95,524
Accumulated other comprehensive loss, net of tax	(303)	-	-
Unearned compensation, stock plans	(359)	(365)	(371)
Stockholders' Equity	143,004	138,224	132,162
	$ 225,434	$ 232,594	$ 233,619

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Noland Company and Subsidiary
For the years ended December 31, 2001, 2000, and 1999 (In thousands)	2001	2000	1999
Cash Flows From Operating Activities:
Net Income	$ 6,869	$ 9,308	$ 8,147
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	8,168	8,222	8,450
Amortization of prepaid pension cost	(2,821)	(4,365)	(3,771)
Deferred income taxes	938	864	1,876
Gain on sale of property	(231)	(817)	-
Provision for doubtful accounts	2,531	1,644	1,928
(Decrease) increase in LIFO reserve	(4,181)	374	1,391
Other non-cash adjustments	215	193	205
Change in operating assets and liabilities:
(Increase) in accounts receivable	(2,640)	(2,525)	(2,181)
Decrease (increase) in inventory	11,559	4,344	(660)
(Increase) decrease in other current assets	(243)	(200)	63
Decrease in assets held for resale	574	-	-
(Increase) decrease in other assets	(159)	(89)	20
Increase (decrease) in accounts payable	1,211	(4,436)	5,005
(Decrease) increase in other accruals and liabilities	(378)	212	2,180
(Decrease) increase in federal and state income taxes	(579)	(82)	494
Increase in postretirement benefits	266	281	302
Total adjustments	14,230	3,620	15,302
Net cash provided by operating activities	21,099	12,928	23,449
Cash Flows From Investing Activities:
Capital expenditures	(8,405)	(6,715)	(7,018)
Proceeds from sale of assets	2,242	1,849	894
Net cash used by investing activities	(6,163)	(4,866)	(6,124)
Cash Flows From Financing Activities:
Decrease in book overdrafts	(195)	(1,723)	(2,122)
Short-term debt, net (payments) borrowings	(4,475)	675	300
Long-term debt borrowings	12,500	7,644	7,500
Long-term debt repayments	(20,507)	(10,398)	(22,372)
Dividends paid	(1,145)	(1,168)	(1,184)
Purchase and retirement of common stock	(669)	(2,103)	-
Purchase of restricted stock	(188)	(168)	(238)
Net cash used by financing activities	(14,679)	(7,241)	(18,116)
Cash and Cash Equivalents:
Increase (decrease) during year	257	821	(791)
Beginning of year	3,349	2,528	3,319
End of year	$ 3,606	$ 3,349	$ 2,528
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$ 1,847	$ 2,646	$ 2,847
Cash paid for income taxes	$ 3,972	$ 6,018	$ 3,208

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

Noland Company and Subsidiary

For the years ended December 31, 2001, 2000 and 1999

(In thousands, except share amounts)

	COMMON STOCK Shares Amount	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 1998	3,700,876 $ 37,009	$ 88,561	$ (337)	$ -	$ 125,233
Net income		8,147			8,147
Cash dividends ($.32 per share)		(1,184)			(1,184)
Purchase of restricted stock			(238)		(238)
Amortization of unearned compensation			118		118
Other			(86)		(86)
Balance, December 31, 1999	3,700,876 37,009	95,524	(371)		132,162
Net income		9,308			9,308
Cash dividends (.32 per share)		(1,168)			(1,168)
Purchase of restricted stock			(168)		(168)
Amortization of unearned compensation			136		136
Purchase and retirement of common stock	(117,966) (1,180)	(923)			(2,103)
Other	1,848 19		38		57
Balance, December 31, 2000	3,584,758 35,848	102,741	(365)		138,224
Net income		6,869			6,869
Loss on derivative instruments, net of income taxes				(303)	(303)
Comprehensive income					6,566
Cash dividends (.32 per share)		(1,145)			(1,145)
Purchase of restricted stock			(188)		(188)
Amortization of unearned compensation			154		154
Purchase and retirement of common stock	(29,172) (292)	(377)			(669)
Other	2,243 22		40		62
Balance, December 31, 2001	3,557,829 $ 35,578	$ 108,088	$ (359)	$ (303)	$ 143,004

The accompanying notes are an integral part of the consolidated financial statements.

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

The Company disposed of its fifty percent interest in two foreign joint ventures in 2001. Prior to the sale, the equity method of accounting was used for both entities. The aggregate investment in and results of operations from both joint ventures are not material.

b. Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are susceptible to changes in the near term are the allowance for doubtful accounts, last-in, first-out (LIFO) reserve, and pension plan assumptions.

c. Inventory

Inventory is stated at the lower of cost or market. The cost of inventory has been principally determined by the LIFO method since 1974.

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

g. Derivative Financial Instruments

The Company uses interest rate swap agreements to reduce its exposure to market risks from changing interest rates. Two swap agreements are outstanding at December 31, 2001. The agreements are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Certain Derivative Instruments and Certain Hedging Activities," as amended by SFAS No. 138, which became effective

January 1, 2001. SFAS No. 133 established accounting and reporting standards that require all derivative instruments be recorded in the balance sheet as an asset or liability measured at its fair value. Changes in a derivative's fair value must be recognized currently in earnings unless specific hedge accounting criteria are met.

Special accounting for qualifying hedges allows a derivative instrument's gains and losses to be recorded in the statement of stockholders equity as a component of other comprehensive income for cash flow hedges, and requires that the Company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company does not hold or issue financial instruments for trading purposes.

h. Extra Compensation

All employees with at least one year of service participate in one or more of the Company's extra compensation plans, which are based on earnings before income taxes and certain adjustments. The cost of these plans was $1,793,000 in 2001, $2,140,000 in 2000 and $2,150,000 in 1999.

i. Unearned Compensation - Stock Plans

The Company provides a restricted stock plan for certain executives of the Company. Under the Plan, 100,000 shares in the aggregate, limited to 10,000 shares per year, may be granted as restricted stock. Participants may not dispose or otherwise transfer stock granted for three years from date of grant. Restrictions lapse on 20 percent of the stock per year beginning at the end of the third year. Upon issuance of stock under the plan, unearned compensation equivalent to the market value at the date of grant is recorded in a contra-equity account and amortized over seven years. Shares granted for 2001, 2000, and 1999 were 9,900, 10,000, and 9,700 with a fair value of $188,000, $168,000, and $238,000, respectively. The amount amortized to compensation expense in 2001, 2000, and 1999 was $154,000, $136,000, and

$118,000, respectively. In addition, 500, 900, and 1,500 shares were forfeited in 2001, 2000, and 1999, respectively.

Effective July 1, 1999 the Company adopted the 1999 Outside Directors Stock Plan (the Plan) to provide incentive and award to the Company's Outside Directors. The Common Stock Benefit Trust (the Trust), a grantor trust, was established to provide a source of funds to meet the obligations of the Plan. The Trust is consolidated with the Company. The cost of purchased shares or par value of issued shares held by the Trust, net of the deferred compensation expense, is shown as a reduction of stockholders' equity. In 2001, 2000, and 1999, $22,000, $20,000, and $44,000 was charged against stockholders' equity, and $51,000, $38,000, and $23,000 recorded as director compensation, respectively.

j. Earnings Per Share

Basic earnings per share for 2001, 2000, and 1999 is calculated based on 3,540,212, 3,614,951, and 3,676,276 shares, respectively. Diluted earnings per share for 2001, 2000, and 1999 is based on 3,576,630, 3,646,517 and 3,700,876 shares, respectively. The dilutive potential shares consist of restricted stock.

k. Professional Standards

The Financial Accounting Standards Board has issued the following Statements of Financial Accounting Standards: SFAS No. 141 "Business Combinations," SFAS No. 142 "Goodwill and Other Intangible Assets," SFAS No. 143 "Accounting for Asset Retirement Obligations," and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Adoption of these Statements is not expected to have a material impact on the Company's financial statements.

l. Revenue Recognition

Revenue from product sales is recognized when goods are received by the customer or the risks and rewards of ownership transfer to the customer.

m. Reclassifications

Certain amounts in prior years' financial statements have been reclassified to conform to the 2001 presentation.

3. Accounts Receivable

Accounts receivable are net of an allowance for doubtful accounts of $2,312,000, $1,464,000, and $1,008,000 as of December 31, 2001, 2000, and 1999, respectively. Bad debt charges, net of recoveries, were $1,860,000 for 2001, $1,169,000 for 2000 and $1,147,000 for 1999.

4. Inventory

Comparative year-end inventories are as follows:
(Th (In thousands)	2001	2000	1999
InventInventory at FIFO	$ 88,203	$ 99,762	$ 104,106
Reduction to LIFO	30,460	34,641	34,267
Inventory at LIFO	$ 57,743	$ 65,121	$ 69,839

Liquidation of certain inventory layers carried at the lower costs which prevailed in prior years as compared with the costs of 2001, 2000, and 1999 purchases had the effect of increasing 2001, 2000, and 1999 net income $2,085,000 ($.58 per share), $232,000 ($.06 per share), and $47,000 ($.01 per share), respectively.

5. Debt

a. Short-term Borrowings:

Amounts payable to banks at December 31, 2001, 2000, and 1999 were $4,000,000, $8,475,000, and $7,800,000, respectively. The average interest rate, which is based on existing Federal Funds rates, was 2.2 percent at December 31, 2001, 7.1 percent at December 31, 2000, and 5.4 percent at December 31, 1999. The carrying amount of these short-term borrowings approximates fair value because of the short maturity.

The Company had unused lines of credit totaling $43.5 million at December 31, 2001.

b. Long-term Debt:
(In thousands)	2001	2000	1999
Promissory note, 9.6% interest payable
quarterly, $1,950 paid June 2001 (1)	$ -	$ 1,950	$ 3,800
Promissory note, 6.6% interest
plus $83 principal payable
monthly through 2002. (1)	1,000	2,000	3,000
Promissory note, variable interest
payable monthly (2.37% at December
31, 2001), principal due August
2003. (1) (2)	10,000	15,000	15,000
Industrial revenue financings, variable
interest payable quarterly (1.9% at
December 31, 2001) with varying
maturities from 2005 to 2009. (1) (3)	10,075	10,075	10,075
Other	1,065	634	538
	22,140	29,659	32,413
Less current maturities	1,465	3,022	4,398
	$ 20,675	$26,637	$28,015

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

Annual maturities of long-term debt for the five years subsequent to December 31, 2001, are as follows: 2002, $1,465,000; 2003, $10,024,000; 2004, $24,000; 2005, $1,524,000; 2006, $1,040,000.

Late in the second quarter of 2001 the Company entered into two interest rate swap agreements. Under the agreements the Company agreed to exchange, at specified intervals, the difference between fixed and variable interest amounts that are calculated by reference to notional amounts of $10,000,000 and $10,075,000. The swaps effectively convert the variable rate borrowings (LIBOR and BMA Municipal Swap Index) into fixed rate borrowings with fixed rates of 5.36% and 4.22% and maturity dates of May 2006 and February 2009. Any difference between interest paid and received on the swap is recognized as interest expense over the life of each swap, thereby adjusting the effective interest rate on the underlying obligations.

Accounting for the swaps in accordance with SFAS No. 133, as amended by SFAS No. 138, resulted in a loss of $303,000, net of an income tax benefit of $185,000, in other comprehensive income for changes in fair value of the cash flow hedges for the year ended December 31, 2001. Included in other debt is $488,000, which is the fair value of the derivatives.

6. Postretirement Health and Life Benefits

The following tables reconcile the plan's change in benefit obligation and show the plan's funded status at December 31, 2001, 2000, and 1999.

(In th(In thousands)	2001	2000	1999
Change in benefit obligation
Benefit obligation at the end
of the prior year	$ 4,486	$ 4,348	$ 4,869
Service cost	43	47	55
Interest cost	303	331	316
Plan participants' contributions	26	66	71
Actuarial (gain) loss	(64)	59	(602)
Benefit payments	(308)	(365)	(361)
Benefit obligation at year end	$4,486	$ 4,486	$ 4,348
Reconciliation of funded status
Funded status	$(4,486)	$(4,486)	$(4,348)
Unrecognized net actuarial loss	157	220	160
Unrecognized transition obligation	2,239	2,442	2,645
Accrued cost	$(2,090)	$(1,824)	$(1,543)

The discount rate used to calculate the benefit obligation was 7.25 percent for 2001, 7.60 percent for 2000, and 8.00 percent for 1999. There are no plan assets. Employer paid benefits are limited to a fixed reimbursement allowance based on years of service at retirement. No health care cost trend assumption is necessary.

The components of the provision for net periodic postretirement benefit costs are:

(In thousands)	2001	2000	1999
ServiService cost	$ 43	$ 47	$ 55
Interest cost	$ 303	$ 331	$ 316
Net amortization	$ 203	$ 203	$ 222
Net postretirement benefit cost	$ 549	$ 581	$ 593

7. Retirement Plan

The following tables reconcile the plan's change in benefit obligation and change in plan assets and show the funded status at December 31, 2001, 2000, and 1999.

(In thousands)	2001	2000	1999
Change in benefit obligation
Benefit obligation at the end
of the prior year	$ 41,220	$ 37,518	$ 42,903
Service cost	954	862	1,222
Interest cost	2,958	2,853	2,755
Actuarial loss (gain)	624	1,160	(6,556)
Benefit payments	(2,591)	(1,173)	(2,806)
Benefit obligation at year end	$ 43,165	$ 41,220	$ 37,518
Change in plan assets
Fair value of plan assets at
beginning of year	$ 77,492	$ 79,798	$ 77,153
Actual return on plan assets	(3,745)	(1,133)	5,451
Benefits paid	(2,591)	(1,173)	(2,086)
Fair value of plan assets at year end	$ 71,156	$ 77,492	$ 79,798
Reconciliation of funded status
Funded status	$ 27,991	$ 36,270	$ 42,280
Unrecognized net actuarial gain	(2,187)	(13,287)	(23,662)
Prepaid benefit	$ 25,804	$ 22,983	$ 18,618

Weighted-average assumptions as of the end of the year were:

	2001	2000	1999
Discount rate	7.25%	7.60%	8.0%
Rate of compensation increase	4.0%	4.0%	4.0%
Expected return on plan assets	7.75%	7.75%	8.25%

The components of the net pension benefit are:
(In thousands)	2001	2000	1999
Service cost	$ 954	$ 862	$ 1,222
Interest cost	2,958	2,853	2,755
Expected return on plan assets	(5,915)	(6,095)	(6,266)
Amortization of net actuarial gain	(818)	(1,985)	(1,482)
Net pension benefit	$(2,821)	$(4,365)	$(3,771)

8. Income Taxes

The components of income tax expense are as follows:

(In th(In thousands)	2001	2000	1999
Federal:
Current	$ 2,755	$ 4,372	$ 3,368
Deferred	1,027	643	1,017
State:
Current	474	849	606
Deferred	190	221	174
Total	$ 4,446	$ 6,085	$ 5,165

The components of the net deferred tax liability are:
(In thousands)	2001	2000	1999
Current deferred (assets) liabilities
Accounts receivable	$ (398)	$ (287)	$ (190)
Inventory	1,302	(103)	(338)
Accrued vacation	(624)	(633)	(619)
Total net current deferred (asset) liability	280	(1,023)	(1,147)
Noncurrent deferred (assets) liabilities
Property and equipment	3,438	3,913	4,349
Pension asset	9,778	8,709	7,006
Postretirement benefit liability	(792)	(691)	(581)
Other	(1,758)	(994)	(577)
Total net non-current deferred liability	10,666	10,937	10,197
Net deferred liability	$ 10,946	$ 9,914	$ 9,050

The reasons for the difference between total tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows:
(In thousands)	2001	2000	1999
Statutory rate applied to
pretax income	$ 3,847	$ 5,288	$ 4,526
State income taxes, net
of federal tax benefit	441	590	496
Other	158	207	143
Total tax expense	$ 4,446	$ 6,085	$ 5,165

9. Lease Commitments/Related Parties

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

Rental expense under operating leases for 2001, 2000, and 1999 was $1,797,000, $1,528,000, and $1,558,000, respectively.

Minimum payments due for years after 2001 under noncancelable operating leases are $1,728,000 in 2002, $1,548,000 in 2003, $1,119,000 in 2004, $1,018,000 in 2005, $803,000 in 2006, and $343,000 thereafter.

10. Common Stock

The Board of Directors authorized the repurchase and retirement of up to 250,000 shares of the Company's outstanding common stock. Shares retired were 29,172 in 2001 and 117,996 shares in 2000, at a cost of $669,000 and $2,103,000, respectively.

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

12. Contingencies

The Company is a defendant in various lawsuits arising in the normal course of business. In the opinion of management, the outcome of these lawsuits will not have material adverse effect on the Company's financial position or results of operations.

TEN-YEAR REVIEW OF SELECTED FINANCIAL DATA (Unaudited)

Noland Company and Subsidiary
(Dollar amounts in thousands, except per share data)	2001	2000	1999
Income Statement Data
Sales	$477,911	$488,714	$482,830
Gross Profit	98,169	98,736	96,938
Operating Expenses	91,357	88,399	88,115
Operating Profit	6,812	10,337	8,823
Interest Expense	1,723	2,715	2,819
Interest Expense as Percent of Total Assets	.8	1.2	1.2
Income Before Income Taxes	11,315	15,393	13,312
Pretax Profit as Percent of Sales	2.4	3.1	2.8
Income Tax Expense	4,446	6,085	5,165
Effective Tax Rate	39.3	39.5	38.8
Net Income	6,869	9,308	8,147
Income Paid to Stockholders (Cash Dividends)	1,145	1,168	1,184
Income Reinvested	5,724	8,140	6,963
Property and Equipment Expenditures	8,405	6,715	7,018
Depreciation and Amortization	8,168	8,222	8,450
Balance Sheet Data
Stockholders' Equity	143,004	138,224	132,162
Working Capital	69,723	71,542	67,752
Current Ratio	2.4	2.3	2.1
Total Assets	225,434	232,594	233,619
Long-term Debt	20,675	26,637	28,015
Borrowed Funds	26,140	38,134	40,213
Borrowed Funds as Percent of Total Assets	11.6	16.4	17.2
Total Liabilities as Percent of Total Assets	36.6	40.6	43.4
Per Share Data
Diluted Earnings	1.92	2.55	2.20
Cash Dividends Paid to Stockholders	.32	.32	.32
Stockholders' Equity (Book Value)	40.19	38.56	35.71
Return on Average Stockholders' Equity	4.9	6.9	6.3
Stock Price Range:
Average High	26.21	19.09	22.95
Average Low	18.90	14.98	18.25
Number of Employees at December 31	1,415	1,492	1,512
Number of Branches at December 31	103	102	100
Supplemental Information

The Company elected the LIFO method of inventory valuation in 1974.

The above information (i.e., gross profit, income and taxes) is stated on that basis.

Had the Company used the FIFO method, the results would have been:
Gross Profit	93,988	99,122	98,329
Income Before Income Taxes	7,135	15,767	14,703
Income Tax Expense	2,804	6,228	5,705
Net Income	4,331	9,539	8,998
Net Income Per Share	1.21	2.62	2.43
Stockholders' Equity (Book Value) Per Share	45.64	43.67	39.71
Return on Average Stockholders' Equity	2.7	6.3	6.3

1998	1997	1996	1995	1994	1993	1992

$465,479	$464,965	$465,705	$469,512	$440,202	$402,941	$412,086
93,446	93,753	90,789	89,087	86,166	77,306	77,265
87,927	87,659	84,383	83,389	78,259	74,692	73,227
5,519	6,094	6,406	5,698	7,907	2,614	4,038
3,498	3,078	2,828	3,239	2,626	2,422	3,058
1.5	1.4	1.3	1.5	1.2	1.2	1,7
9,191	8,884	9,657	8,237	10,568	5,291	6,610
2.0	1.9	2.1	1.8	2.4	1.3	1.6
3,321	3,341	3,794	3,290	4,341	1,996	2,518
36.1	37.6	39.3	39.9	41.1	37.7	38.1
5,870	5,543	5,863	4,947	6,227	3,295	4,092
1,184	1,184	1,184	1,036	888	888	888
4,686	4,359	4,679	3,911	5,339	2,407	3,204
14,751	9,339	10,890	9,735	10,858	7,611	6,191
7,977	6,890	6,868	6,655	6,232	6,178	6,365

125,233	120,767	116,292	111,688	107,865	102,596	100,189
65,268	75,845	77,379	71,889	65,575	65,203	65,509
2.0	2.6	2.6	2.4	2.0	2.3	2.8
234,328	218,448	219,885	213,520	217,085	201,029	185,372
32,413	39,784	45,039	41,611	36,914	38,505	40,511
54,785	48,430	54,267	45,332	53,130	47,485	46,097
23.4	22.2	24.7	21.2	24.5	23.6	24.9
46.6	44.7	47.1	47.7	50.3	48.9	46.0

1.59	1.50	1.58	1.34	1.68	.89	1.11
.32	.32	.32	.28	.24	.24	.24
33.84	33.63	31.42	30.18	29.15	27.72	27.07
4.8	4.7	5.1	4.5	5.9	3.2	4.2

27.17	24.59	21.81	21.31	20.94	18.13	16.13
22.27	21.72	18.89	18.38	17.56	15.06	13.91
1,554	1,606	1,692	1,655	1,741	1,683	1,720
106	107	107	99	99	93	93

93,827	92,713	90,582	91,187	86,404	77,318	76,541
9,572	7,844	9,450	10,337	10,806	5,303	5,886
3,455	2,949	3,714	4,124	4,441	2,000	2,226
6,117	4,895	5,736	6,213	6,365	3,303	3,660
1.65	1.32	1.55	1.68	1.72	.89	.99
37.99	37.32	36.32	34.39	33.69	32.21	31.19
4.3	3.6	4.4	4.9	5.2	2.8	3.2

Inside Back Cover Information

Corporate and Shareholder Information

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

KPMG LLP

2100 Dominion Tower

999 Waterside Drive

Norfolk, Virginia 23510

Legal Counsel:

Hunton & Williams

P.O. Box 1535

Richmond, Virginia 23212

Noland on the Internet:

For the latest financial news, career opportunities and other Company information, visit us on the Internet at: www.noland.com

Stock Information

The Company's common stock is traded over the counter as part of NASDAQ's National Market System (symbol: NOLD). On March 15, 2002, the approximate number of holders of record of the Company's common stock was 1019.

Market Prices:

The following table sets forth the reported high and low prices for the common stock on the NASDAQ system:

High Low

2001

Qtr. 4 $32.00 $19.80

Qtr. 3 $25.60 $20.80

Qtr. 2 $24.00 $19.50

Qtr. 1 $23.25 $15.50

2000

Qtr. 4 $18.75 $17.25

Qtr. 3 $20.13 $16.50

Qtr. 2 $19.00 $13.50

Qtr. 1 $18.50 $12.69

P/E Ratio:*

High Low

2001 14 10

2000 7 6

*Based on final, full-year diluted earnings

Dividend Policy:

Noland has paid regular cash dividends for 69 consecutive years; and, while there can be no assurance as to future dividends because they are dependent on earnings, capital requirements and financial condition, the Company intends to continue that policy. Dividend payments are subject to the restrictions described in the Notes to the Consolidated Financial Statements.

Dividends Paid:

The Company paid quarterly dividends of $.08 per share in each quarter of 2001 and 2000.

Registrar:

Noland Company

Transfer Agent:

Continental Stock Transfer and Trust Company

2 Broadway

New York, New York 10004

(212) 509-4000

Annual Meeting:

April 18, 2002, 10:00 a.m.

Noland's Corporate Headquarters

Newport News, Virginia

EXHIBIT 99 ' Report of Former Independent Accountants

Report of Independent Accountants

To the Board of Directors and Stockholders of Noland Company:

In our opinion, the consolidated balance sheet as of December 31, 2000 and the related consolidated statements of income, of cash flows and of stockholders' equity and comprehensive income for each of the two years in the period ended December 31, 2000 listed in the accompanying index present fairly, in all material respects, the financial position, results of operations and cash flows of Noland Company and its subsidiary at December 31, 2000 and for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index for each of the two years in the period ended December 31, 2000 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Richmond, Virginia

February 22, 2001