Form 10-Q
period 2002-03-31
NOLAND CO
filed 2002-05-14
CIK 72243

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2002 Commission file no. 2-27393

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

Yes X No

Outstanding capital common stock, $10.00 par value at April 23, 2002, 3,557,018 shares.

This report contains 12 pages.

NOLAND COMPANY AND SUBSIDIARY

INDEX
Part I: FINANCIAL INFORMATION	PAGE NO.

Item 1. Financial Statements

Consolidated Balance Sheets -
March 31, 2002 and December 31, 2001	. . . . . . . . .3

Consolidated Statements of Income -

Three Months Ended March 31, 2002 and 2001	. . . . . . . . .4

Consolidated Statements of Cash Flows -

Three Months Ended March 31, 2002 and 2001	. . . . . . . . .5

Notes to Consolidated Financial Statements	. . . . . . . . .6

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	. . . . . . . . .7

Item 3. Qualitative and Quantitative Disclosures About
Market Risk	. . . . . . . . .9

Part II: OTHER INFORMATION

Items 1, 2, 3, 4, 5, and 6	. . . . . . . . 11

SIGNATURES	. . . . . . . . 12

PART I. FINANCIAL INFORMATION

NOLAND COMPANY AND SUBSIDIARY

Consolidated Balance Sheets

Item 1. Financial Statements

March 31, December 31,

2002 2001

Assets

Current Assets:

Cash and cash equivalents $ 3,086,058 $ 3,606,187

Accounts receivable, net 54,288,039 56,693,892

Inventory, net 56,911,168 57,743,020

Other current assets 783,808 678,451

Total Current Assets 115,069,073 118,721,550

Property and Equipment, at cost:

Land 13,748,455 13,721,496

Buildings 87,380,181 86,957,807

Equipment and fixtures 67,137,093 66,746,192

Property in excess of current needs 1,530,850 1,539,431

Total 169,796,579 168,964,926

Less accumulated depreciation 90,842,911 89,549,572

Property and Equipment, net 78,953,668 79,415,354

Assets Held for Resale 447,136 447,136

Prepaid Pension 26,132,784 25,804,184

Other Assets 957,234 1,046,201

$221,559,895 $225,434,425

Liabilities and Stockholders' Equity

Current Liabilities:

Notes payable - short term borrowings $ 2,989,467 $ 4,000,000

Current maturity of long-term debt 1,202,774 1,464,993

Book overdrafts 5,877,119 6,485,518

Accounts payable 24,232,226 23,669,591

Other accruals and liabilities 10,441,462 13,499,515

Federal and state income taxes 408,274 367,886

Total Current Liabilities 45,151,322 49,487,503

Long-term Debt 20,163,000 20,187,000

Deferred Income Taxes 10,728,009 10,666,190

Accrued Postretirement Benefits 2,134,673 2,090,231

Stockholders' Equity:

Capital common stock, par value $10;

authorized, 6,000,000 shares; issued,

3,558,298 and 3,557,829 shares 35,582,980 35,578,290

Retained earnings 108,319,700 108,088,104

Accumulated other comprehensive loss,

net of tax (202,044) (303,360)

Unearned compensation, stock plans (317,745) (359,533)

Stockholders' Equity 143,382,891 143,003,501

$221,559,895 $225,434,425

The accompanying notes are an integral part of the financial statements.

NOLAND COMPANY AND SUBSIDIARY

Consolidated Statements of Income

Three Months Ended

March 31,

2002 2001

Merchandise sales $109,695,916 $114,930,701

Cost of goods sold:

Purchases and freight-in 87,453,782 91,262,078

Inventory, beginning 57,743,020 65,121,199

Inventory, ending (56,911,168) (64,455,454)

Cost of goods sold 88,285,634 91,927,823

Gross profit on sales 21,410,282 23,002,878

Operating expenses 21,816,067 22,123,425

Operating (loss) profit (405,785) 879,453

Other income:

Cash discounts, net 1,063,767 1,051,192

Service charges 272,525 312,425

Miscellaneous 198,776 225,548

Total other income 1,535,068 1,589,165

Interest expense 296,716 515,539

Income before income taxes 832,567 1,953,079

Income taxes 316,300 741,300

Net income $ 516,267 $ 1,211,779

Earnings per share:

Basic $ .15 $ .34

Diluted $ .15 $ .34

Average shares outstanding:

Basic 3,522,580 3,550,683

Diluted 3,549,517 3,581,221

Cash dividends per share $ .08 $ .08

The accompanying notes are an integral part of the financial statements

NOLAND COMPANY AND SUBSIDIARY

Consolidated Statements of Cash Flows

Three Months

Ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 516,267	$1,211,779
Adjustments to reconcile net income to net cash provided (used in) operating activities:
Depreciation and amortization	2,000,305	2,030,486
Amortization of prepaid pension credit	(328,600)	(644,750)
Provision for doubtful accounts Increase in LIFO reserve Gain on sale of property	321,068 192,500 (8,319)	339,995 75,000 -
Amortization of unearned compensation-restricted stock	34,577	32,059
Change in operating assets and liabilities:
Decrease in accounts receivable	2,084,785	1,860,892
Decrease in inventory	639,352	515,745
(Increase) in other current assets	(105,357)	(155,007)
Decrease in other assets	88,967	82,944
Increase (decrease) in accounts payable	562,635	(3,708,838)
(Decrease) in other accruals and liabilities	(2,894,920)	(2,618,976)
Increase in federal and state income taxes	40,388	238,361
Increase in accrued post retirement benefits	44,442	63,329
Total adjustments	2,671,823	(1,813,760)
Net cash provided (used in) operating activities	3,188,090	(601,981)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,639,068)	(1,305,049)
Proceeds from sale of assets	108,768	58,018
Net cash used in investing activities	(1,530,300)	(1,247,031)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) increase in bank overdrafts	(608,399)	1,241,061
Short-term (payments) borrowings ' net	(1,010,533)	9,275,000
Long-term debt (payments)- net	(286,219)	(7,770,220)
Issue deferred directors stock	11,902	13,531
Retirement of common stock	-	(129,688)
Dividends paid	(284,670)	(286,780)

Net cash (used in) provided by financing activities	(2,177,919)	2,342,904

CASH AND CASH EQUIVALENTS:
(Decrease) increase during first quarter	(520,129)	493,892
Beginning of year	3,606,187	3,349,283
End of first quarter	$3,086,058	$3,843,283
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash change in fair value of derivatives	$ 101,316	$ -

The accompanying notes are an integral part of the financial statements.

NOLAND COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

1. In the opinion of the Company, the accompanying interim consolidated financial statements of Noland Company and Subsidiary contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of March 31, 2002, and its consolidated results of operations and cash flows for the three months ended March 31, 2002 and 2001. The balance sheet as of December 31, 2001 was derived from audited financial statements as of that date.

2. The Notes to Consolidated Financial Statements included in the Company's December 31, 2001 Annual Report on Form 10-K are an integral part of the interim financial statements. The Company takes a physical inventory in the fourth quarter of each year. The Company uses estimated gross profit rates to determine cost of goods sold during interim periods. In addition, the Company makes certain estimates to compute the LIFO reserve. The rate of inflation/deflation for an interim period is not necessarily consistent with the full year rate of inflation/deflation. Year-end inventory adjustments to reflect actual inventory levels are made in the fourth quarter.

3. Due to the seasonal nature of the construction industry supplied by the registrant, results of operations for the quarter ended March 31, 2002 are not necessarily indicative of the results for the full year.

4. Accounts Receivable as of March 31, 2002 and December 31, 2001 are net of allowance for doubtful accounts of $2,636,507 and $2,311,755, respectively. Quarterly bad debt charges, net of recoveries, were $285,448 for 2002 and $266,966 for 2001.

5. The difference in diluted and basic weighted average shares outstanding used to calculate earnings per share is due to non-vested shares of restricted stock.

    Revenue from product sales is generally recognized when goods are received by the customer and the risks and rewards of ownership have transferred to the customer.

7. Comprehensive income consists of net income and changes in the fair value of derivative instruments. The components of comprehensive income for the three months ended March 31, 2002 are as follows:

Three Months Ended

March 31,

2002
Net income	$516,267
Loss on derivative instruments, net of income tax benefit of ($123,277)	(202,044)
Comprehensive income	$314,223

There were no other items of comprehensive income for the

three months ended March 31, 2001.

8. Effective January 1, 2002 the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets" and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets. Adoption of these statements did not have a material impact on the Company's financial statement. SFAS No. 143 "Accounting for Asset Retirement Obligations," is effective for years beginning after June 15, 2002. Adoption of this statement is not expected to have a material impact on the Company's financial statements.

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

The Company's financial condition remains strong with working capital of $69.9 million and a current ratio of 2.5. Operating activities provided $3.2 million in cash flow for the first quarter of 2002. The cash flow was used for capital expenditures, dividends and a reduction in short and long-term debt. Total short and long-term debt is down $15.3 million from March 31, 2001 and $1.3 million from December 31, 2001. Management believes the Company has adequate financial resources to meet the needs of the foreseeable future.

Results of Operations

The first quarter of 2002 produced sales of $109,696,000 compared to $114,931,000 for the same quarter a year ago. The 4.6% drop in sales reflects sluggish construction and manufacturing activity in many parts of the Company's territory. Electrical/industrial sales fell 15.1% due in part to softening in the Company's integrated supply business, which is heavily dependent on manufacturing activity. Plumbing sales declined 4.7%. Air conditioning sales, which rely heavily on the equipment replacement market, increased 4.6% for the first quarter of 2002, compared to a year ago. The increase is attributed to the newer air conditioning operations in Florida, most of which opened late in the first quarter of 2001. The Company's gross profit margins declined to 19.5% for the first quarter of 2002 compared to 20.0% for the first quarter of 2001 reflecting the competitive pricing conditions. The combination of lower sales and margins resulted in a $1.6 million decline in gross profit.

Operating expenses were $307,000, or 1.4%, less than the year earlier total. The reduction was achieved even with a 49% decline in non-cash pension income. Pension income from the overfunded pension plan reduced operating expenses $329,000 compared to $645,000 a year ago. Lower personnel and utility costs accounted for much of the decline. Other income is down 3.4% due to less service charges on past due accounts receivable. Interest expense declined by 42.4% due to lower rates and lower average borrowings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's market risk exposure comes from changes in interest rates and inflationary pressures. Reported results, for the most part, reflect the impact of inflation/deflation because of the Company's use of the LIFO (last in, first out) inventory method. This method tends to remove artificial profits induced by inflation and presents operating results in truer, more absolute terms. The objective in managing the Company's exposure to interest rate changes is to limit the impact of rate changes on earnings, cash flow, and to lower overall borrowing cost. The Company is a party to two separate interest rate swaps to manage it's exposure to interest rate changes on it's borrowings. The swaps are with financial institutions that have investment grade credit ratings, minimizing the risk of credit loss. Both swaps are non-trading.

At March 31, 2002, the Company had two swap agreements at an aggregate notional amount of $20,075,000 to manage interest rate changes related to the Company's industrial revenue bonds and a portion of its revolving credit agreement. The swaps effectively convert the variable rate borrowings (LIBOR and BMA Municipal Swap Index) into fixed rate borrowings with fixed rates of %5.36% and 4.22%.

Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Certain Derivative Instruments and Certain Hedging Activities," as amended by SFAS No. 138, requires all derivatives to be recorded as an asset or liability on the balance sheet at face value. For a derivative designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded in other comprehensive income and recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. Other comprehensive income was reduced by $202,044, net of a tax benefit of $123,277, for the quarter ended March 31, 2002.

In addition, the Company's pension plan is over-funded, resulting in a prepaid pension asset. The prepaid pension asset is subject to change based on the performance of the plan investments and the discount rate. Changes in the investment performance and discount rate may cause the amount of pension income to increase or decrease from year to year. The discount rate used to calculate the 2002 pension credit has declined resulting in a lower pension credit for the first quarter of 2002 compared to the same period of 2001.

PART II. OTHER INFORMATION

Item 1. None

Item 2. None

Item 3. None

Item 4. None

Item 5. None

Item 6. Exhibits and Reports on Form 8-K - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOLAND COMPANY

May 6, 2002 Arthur P. Henderson, Jr.

Arthur P. Henderson, Jr.

Vice President-Finance