Form 10-Q
period 2002-06-30
NOLAND CO
filed 2002-07-31
CIK 72243

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2002 Commission file no. 2-27393

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

Yes X No

Outstanding capital common stock, $10.00 par value at July 16, 2002 -3,557,871 shares.

This report contains 12 pages.

NOLAND COMPANY AND SUBSIDIARY

INDEX

Part 1: FINANCIAL INFORMATION	PAGE NO.

Item 1. Financial Statements

Consolidated Balance Sheets -

June 30, 2002 and Dec. 31, 2001	. . . . . . . .3

Consolidated Statements of Income -

Three Months and Six Months Ended June 30, 2002 and 2001	. . . . . . . .4

Consolidated Statements of Cash Flows -

Six Months Ended June 30, 2002 and 2001	. . . . . . . .5

Notes to Consolidated Financial Statements	. . . . . . . .6

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	. . . . . . . .8

Item 3. Qualitative and Quantitative Disclosures About
Market Risk	. . . . . . . .9

Part II: OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	. . . . . . . 11

SIGNATURES	. . . . . . . 12

PART 1. FINANCIAL INFORMATION

NOLAND COMPANY AND SUBSIDIARY

Consolidated Balance Sheets

Item 1. Financial Statements

June 30, December 31,

2002 2001

Assets

Current Assets:

Cash and cash equivalents $ 3,420,888 $ 3,606,187

Accounts receivable, net 61,792,691 56,693,892

Inventory, net 64,494,758 57,743,020

Other current assets 575,270 678,451

Total Current Assets 130,283,607 118,721,550

Property and Equipment, at cost:

Land 14,102,394 13,721,496

Buildings 88,350,266 86,957,807

Equipment and fixtures 67,451,346 66,746,192

Property in excess of current needs 1,530,850 1,539,431

Total 171,434,856 168,964,926

Less accumulated depreciation 91,734,756 89,549,572

Property and Equipment, net 79,700,100 79,415,354

Assets Held for Resale 447,136 447,136

Prepaid Pension 26,463,184 25,804,184

Other Assets 1,046,201 896,199

$237,790,226 $225,434,425

Liabilities and Stockholders' Equity

Current Liabilities:

Notes payable - short term borrowings $ 5,309,340 $ 4,000,000

Current maturity of long-term debt 943,220 1,464,993

Book overdrafts 5,299,517 6,485,518

Accounts payable 34,860,105 23,669,591

Other accruals and liabilities 12,276,176 13,499,515

Federal and state income taxes 1,241,517 367,886

Total Current Liabilities 59,929,875 49,487,503

Long-term Debt 20,163,000 20,187,000

Deferred Income Taxes 10,497,512 10,666,190

Accrued Postretirement Benefits 2,203,515 2,090,231

Stockholders' Equity:

Capital common stock, par value $10;

authorized, 6,000,000 shares; issued,

3,557,871 and 3,557,829 shares 35,578,710 35,578,290

Retained earnings 110,367,316 108,088,104

Additional paid in capital 158,400 -

Accumulated other comprehensive loss, net of tax (579,814) (303,360)

Unearned compensation, stock plans (528,288) (359,533)

Stockholders' Equity 144,996,324 143,003,501

$237,790,226 $225,434,425

The accompanying notes are an integral part of the financial statements.

NOLAND COMPANY AND SUBSIDIARY

Consolidated Statements of Income

Three Months Ended Six Months Ended

June 30, June 30,

2002 2001 2002 2001

Merchandise Sales $130,751,726 $127,469,787 $240,447,642 242,400,488

Cost of goods sold:

Purchases and freight-in 111,543,218 101,543,715 198,997,000 192,805,793

Inventory, beginning 56,911,168 64,455,454 57,743,020 65,121,199

Inventory, ending 64,494,759 63,582,479 64,494,759 63,582,479

Cost of goods sold 103,959,627 102,416,690 192,245,261 194,344,513

Gross profits on sales 26,792,099 25,053,097 48,202,381 48,055,975

Operating expenses 24,201,978 23,327,646 46,018,045 45,451,071

Operating profit 2,590,121 1,725,451 2,184,336 2,604,904

Other income:

Cash discounts, net 1,294,182 1,320,073 2,357,949 2,371,265

Service charges 269,809 271,187 542,334 583,612

Miscellaneous 166,901 190,246 365,677 415,794

Total other income 1,730,892 1,781,506 3,265,960 3,370,671

Interest expense 283,436 452,247 580,152 967,786

Income before income taxes 4,037,577 3,054,710 4,870,144 5,007,789

Income taxes 1,532,600 1,159,600 1,848,900 1,900,900

Net income $ 2,504,977 $ 1,895,110 $ 3,021,244 3,106,889

Earnings per share:

Basic $ .71 $ .54 $ .86 $ .88

Diluted $ .71 $ .53 $ .85 $ .87

Average shares outstanding:

Basic 3,517,116 3,540,811 3,519,352 3,545,272

Diluted 3,551,097 3,575,188 3,553,546 3,582,085

Cash dividends per share $ .08 $ .08 $ .16 $ .16

The accompanying notes are an integral part of the financial statements.

NOLAND COMPANY AND SUBSIDIARY

Consolidated Statements of Cash Flows

Six Months

Ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,021,244	$3,106,889
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,982,234	4,054,123
Amortization of prepaid pension cost	(659,000)	(1,289,500)
Amortization of unearned compensation-restricted stock	73,842	70,971
Provision for doubtful accounts	1,338,331	675,330
Increase in LIFO Reserve (Gain) on sale of property	370,000 (8,319)	150,000 -
Change in operating assets and liabilities:
(Increase) in accounts receivable	(6,437,130)	(4,713,704)
(Increase) decrease in inventory	(7,121,738)	1,388,720
Decrease (increase) in other current assets	103,181	(276,143)
Decrease in other assets	150,002	154,564
Increase in accounts payable	11,190,514	1,712,811
(Decrease) in accruals and other liabilities	(1,668,472)	(1,976,471)
Increase (decrease) in accrued income taxes	873,631	(6,926)
Increase in postretirement benefits	113,284	135,836
Total adjustments	2,300,360	79,611
Net cash provided by operating activities	5,321,604	3,186,500

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,518,919)	(2,888,277)
Proceeds from sale of assets	260,257	127,971
Net cash used in investing activities	(4,258,662)	(2,760,306)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings - net	1,309,340	5,325,000
(Decrease) increase in bank overdrafts	(1,186,001)	1,141,911
Long-term debt (payments) - net	(545,773)	(5,532,440)
Retirement of common stock	(280,800)	(131,589)
Issuance of common stock	108,420	12,420
Increase in unearned compensation -stock plans	(242,596)	(174,323)
Additional paid in capital	158,400	-
Dividends paid	(569,231)	(573,038)
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(1,248,241)	67,941

CASH AND CASH EQUIVALENTS:
(Decrease) increase during first six months	(185,299)	494,135
Beginning of year	3,606,187	3,349,283
End of first six months	$3,420,888	$3,843,418

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash change in fair value of derivatives	$377,770	$ -

The accompanying notes are an integral part of the financial statements.

NOLAND COMPANY AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

1. In the opinion of the Company, the accompanying interim consolidated financial statements of Noland Company and Subsidiary contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of June 30, 2002, its consolidated results of operations for the three and six months ended June 30, 2002 and 2001, and its cash flows for the six months ended June 30, 2002 and 2001. The balance sheet as of December 31, 2001 was derived from audited financial statements as of that date.

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

3. Due to the seasonal nature of the construction industry supplied by the registrant, results of operations for the quarter ended June 30, 2002 are not necessarily indicative of the results for the full year.
  Accounts Receivable as of June 30, 2002 and December 31, 2001 are net of allowance for doubtful accounts of $2,361,353 and $2,311,755, respectively. Quarterly bad debt charges, net of recoveries, were $979,521 for 2002 and $262,522 for 2001. Year-to-date bad debt charges, net of recoveries, were $1,264,970 for 2002 and $529,488 for 2001.

5. Revenue from product sales is generally recognized when goods are received by the customer and the risks and rewards of ownership have transferred to the customer.

6. The difference in diluted and basic average shares outstanding used to calculate earnings per share is due to non-vested shares of restricted stock.

7. Comprehensive income consists of net income and changes in the fair value of derivative instruments. The components of comprehensive income for the three and six months ended June 30, 2002 are as follows:

Three Months Six Months

Ended June 30, Ended June 30,
	2002	2002
Net income	$2,504,977	$3,021,244
Loss on derivative instruments, net of income tax benefit of ($230,497 and $353,774)	(377,770)

		(276,454)
Comprehensive income	$2,127,207	$2,744,790

There were no other items of comprehensive income for the three and six months ended June 30, 2002. There were no items of comprehensive income for the three and six months ended June 30, 2001.

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

The Company's financial condition remains strong with working capital of $70.4 million and a current ratio of 2.17. Cash provided from operations for the first six months of 2002 was $5.3 million compared to $3.2 million for same period of 2001. The cash was used for capital expenditures, to pay down debt and to pay dividends. As discussed in Item 3 below, the Company took steps in 2001 to protect itself against the possibility of a rising interest rate environment. This was done by utilizing a pay-fixed receive-variable interest rate swap. Management believes the Company has adequate financial resources to meet the needs of the foreseeable future.

Results of Operations

Second-quarter sales of $130.8 million were 2.6 percent more than the $127.5 million total for 2001's second quarter. Strong residential construction activity and favorable weather conditions in most of our territory gave us heightened opportunities and we took advantage of them. Plumbing sales increased 5.7 percent in part due to drought conditions that led to increased sales of well drilling rigs and water systems. Air conditioning sales rose 8.3 percent from higher demand for replacement air conditioning equipment brought on by unusually warm weather. Electrical/industrial sales declined 16.1 percent with the continual erosion of the Company's integrated supply business. Sales for the first six months of 2002 were $240.4 million, .8 percent less than the $242.4 million total for the year-earlier period. The Company has made the decision to cancel or not renew two of its larger integrated supply contracts due to continued losses. By December 31, 2002 the Company's Industrial Distribution Center outside of Richmond, Virginia which services these contracts, will cease operations. Other contracts will continue but will be managed from branch facilities located closer to the customers. The expected loss for the remainder of the year is not determinable at this time.

The gross margin of profit rose 4.1 percent in the second quarter from 19.7 percent in second quarter 2001 to 20.5 percent for second quarter 2002 despite a larger LIFO inventory adjustment for this year compared to 2001. Operating expenses were up 3.7 percent, largely due to higher bad debts stemming from two large accounts and a decline in non-cash pension credits. For the first six months, gross margins increased from 19.8 percent to 20.0 percent and operating expenses increased 1.2 percent. Operating expenses for the quarter and first six months were affected by pension credits generated by the Company's overfunded pension plan of $330,000 and $659,000 compared to $645,000 and $1,290,000 for the same periods a year ago.

Interest expense for the quarter and first six months is down 37.3 and 40.1 percent, respectively. Lower average borrowing and lower interest rates contributed to the declines. Also, the Company's overall inventory turns steadily improved during the first six months of 2002, and the average inventory investment was consistently lower than the prior-year period.

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

At June 30, 2002, the Company had two swap agreements at an aggregate notional amount of $20,075,000 to manage interest rate changes related to the Company's industrial revenue bonds and a portion of its revolving credit agreement. The swaps effectively convert the variable rate borrowings (LIBOR and BMA Municipal Swap Index) into fixed rate borrowings with fixed rates of 5.36% and 4.22%.

Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Certain Derivative Instruments and Certain Hedging Activities," as amended by SFAS No. 138, requires all derivatives to be recorded as an asset or liability on the balance sheet at face value. For a derivative designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded in other comprehensive income and recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. Other comprehensive income was reduced by $377,770, net of a tax benefit of $230,497, for the quarter ended June 30, 2002 and $579,814, net of a tax benefit of $353,774, for the six months ended June 30, 2002.

In addition, the Company's pension plan is over-funded, resulting in a prepaid pension asset. The prepaid pension asset is subject to change based on the performance of the plan investments and the discount rate. Changes in the investment performance and discount rate may cause the amount of pension income to increase or decrease from year to year. The discount rate used to calculate the 2002 pension credit has declined resulting in a lower pension credit for the second quarter and first six months of 2002 compared to the same periods of 2001.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Securities Holders

a) The Company's 2001 Annual Meeting of Stockholders was held on

April 18, 2002. Holders of 3,353,086 shares, 94.24 percent of outstanding shares, were present in person or by proxy.

b) The Company's management solicited proxies pursuant to Regulation

14 under the Securities Exchange Act of 1934. There was no

solicitation in opposition to management's nominees as listed in the proxy statement. The following nominees were elected pursuant to the vote of the stockholders:

Name For Authority Withheld

Thomas N. Allen 3,352,733 353

Mark M. Gambill 3,352,733 353

Allen C. Goolsby 3,352,733 353

Arthur P. Henderson, Jr 3,352,686 400

Kenneth C. King 3,352,686 400

C. Edward Pleasants 3,352,733 353

Lloyd U. Noland, III 3,337,833 15,253

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOLAND COMPANY

July 29, 2002

Arthur P. Henderson, Jr.

Vice President - Finance