Form 10-K/A
period 2001-12-31
NOLAND CO
filed 2002-11-07
CIK 72243

FORM 10-K/A

Amendment No. 1

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

None

Explanatory Note

This amendment to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 is being filed to reflect gains from the sales of excess real estate in 2001, 2000, and 1999 previously reported as non-monetary exchanges. Management's Discussion and Analysis, Selected Quarterly Financial Data (unaudited), Consolidated Statement of Income, Consolidated Balance Sheet, Consolidated Statement of Cash Flow, Consolidated Statement of Stockholders' Equity and Comprehensive Income, and Notes to the Consolidated Financial Statements for the years ended December 31, 2001, 2000, and 1999 have been restated to reflect this change. The Ten Year Review of Selected Financial Data (Unaudited) for 1996 forward has also been restated for the same reason. All information in this Form 10-K/A is as of December 31, 2001, and does not reflect, unless otherwise noted, any subsequent information or events other than the change mentioned above.

This report contains 34 pages. The exhibit index is shown on page 32 of this 10-K/A.

PART II
Item 6 Ten-Year Review of Selected Financial Data (Dollar amounts in thousands, except per share data)	2001 Restated	2000 Restated	1999 Restated
Income Statement Data
Sales	$477,911	$488,714	$482,830
Gross Profit	98,169	98,736	96,938
Operating Expenses	91,357	88,376	88,115
Operating Profit	7,447	14,859	9,079
Interest Expense	1,723	2,715	2,819
Interest Expense as Percent of Total Assets	.8	1.1	1.2
Income Before Income Taxes	11,720	19,098	13,568
Pretax Profit as Percent of Sales	2.5	3.9	2.8
Income Tax Expense	4,599	7,489	5,264
Effective Tax Rate	39.2	39.2	38.8
Net Income	7,121	11,609	8,304
Income Paid to Stockholders (Cash Dividends)	1,145	1,168	1,184
Income Reinvested	5,976	10,441	7,120
Property and Equipment Expenditures	11,782	7,703	7,059
Depreciation and Amortization	8,168	8,222	8,450
Balance Sheet Data
Stockholders' Equity	146,261	141,229	132,866
Working Capital	69,729	74,520	68,014
Current Ratio	2.4	2.4	2.1
Total Assets	230,693	237,448	234,768
Long-term Debt	20,675	26,637	28,015
Borrowed Funds	26,140	38,134	40,213
Borrowed Funds as Percent of Total Assets	11.3	16.1	17.1
Total Liabilities as Percent of Total Assets	36.6	40.5	43.4
Per Share Data
Diluted Earnings	1.99	3.18	2.24
Cash Dividends Paid to Stockholders	.32	.32	.32
Stockholders' Equity (Book Value)	41.11	39.40	35.90
Return on Average Stockholders' Equity	5.0	8.5	6.4
Stock Price Range:
Average High	26.21	19.09	22.95
Average Low	18.90	14.98	18.25
Number of Employees at December 31	1,415	1,492	1,512
Number of Branches at December 31	103	102	100
Supplemental Information

The Company elected the LIFO method of inventory valuation in 1974.

The above information (i.e., gross profit, income and taxes) is stated on that basis.

Had the Company used the FIFO method, the results would have been:
Gross Profit				93,988	99,122	98,329
Income Before Income Taxes				7,540	19,472	14,959
Income Tax Expense				2,957	7,632	5,804
Net Income				4,583	11,840	9,155
Net Income Per Share				1.28	3.25	2.47
Stockholders' Equity (Book Value) Per Share				46.56	44.81	39.90
Return on Average Stockholders' Equity				2.8	7.7	6.3
1998	1997	1996	1995	1994	1993	1992
Restated	Restated	Restated
$465,479	$464,965	$465,705	$469,512	$440,202	$402,941	$412,086
93,446	93,753	90,789	89,087	86,166	77,306	77,265
87,927	87,659	84,383	83,389	78,259	74,692	73,227
5,566	6,318	7,039	5,698	7,907	2,614	4,038
3,498	3,078	2,828	3,239	2,626	2,422	3,058
1.5	1.4	1.3	1.5	1.2	1.2	1.7
9,238	9,101	10,286	8,237	10,568	5,291	6,610
2.0	2.0	2.2	1.8	2.4	1.3	1.6
3,339	3,422	4,041	3,290	4,341	1,996	2,518
36.1	37.6	39.3	39.9	41.1	37.7	38.1
5,899	5,679	6,245	4,947	6,227	3,295	4,092
1,184	1,184	1,184	1,036	888	888	888
4,715	4,495	5,061	3,911	5,339	2,407	3,204
14,751	9,556	11,519	9,735	10,858	7,611	6,191
7,977	6,890	6,868	6,655	6,232	6,178	6,365

125,780	121,284	116,674	111,688	107,865	102,596	100,189
65,314	75,845	77,379	71,889	65,575	65,203	65,509
2.0	2.6	2.6	2.4	2.0	2.3	2.8
235,221	219,294	220,514	213,520	217,085	201,029	185,372
32,413	39,784	45,039	41,611	36,914	38,505	40,511
54,785	48,430	54,267	45,332	53,130	47,485	46,097
23.3	22.1	24.6	21.2	24.5	23.6	24.9
46.5	44.7	47.1	47.7	50.3	48.9	46.0

1.59	1.53	1.69	1.34	1.68	.89	1.11
.32	.32	.32	.28	.24	.24	.24
33.99	32.77	31.52	30.18	29.15	27.72	27.07
4.8	4.8	5.5	4.5	5.9	3.2	4.2

27.17	24.59	21.81	21.31	20.94	18.13	16.13
22.27	21.72	18.89	18.38	17.56	15.06	13.91
1,554	1,606	1,692	1,655	1,741	1,683	1,720
106	107	107	99	99	93	93

93,827	92,713	90,582	91,187	86,404	77,318	76,541
9,619	8,061	10,079	10,337	10,806	5,303	5,886
3,473	3,030	3,961	4,124	4,441	2,000	2,226
6,146	5,031	6,118	6,213	6,365	3,303	3,660
1.66	1.35	1.65	1.68	1.72	.89	.99
38.14	37.46	36.42	34.39	33.69	32.21	31.19
4.4	3.7	4.7	4.9	5.2	2.8	3.2

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

Restatement of Consolidated Financial Statements

In late October 2002, the Company determined that gains from certain sales of excess real estate in 2001, 2000, 1999, and prior years should have been recognized as other income. These transactions were previously treated as non-monetary exchanges and no gain was recognized. The effect of recognizing the gains was to increase net income by $252,000 in 2001, $2,301,000 in 2000, $157,000 in 1999. The consolidated statement of income and consolidated cash flows for 2001, 2000, and 1999, and the consolidated balance sheet and consolidated statement of stockholders' equity and comprehensive income as of December 31, 2001, 2000, and 1999, and the notes thereto included in this Form 10-K/A have been restated to include the effect of recognizing these gains.

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

The combination of lower sales and higher operating expenses, and smaller gains from the sale of property resulted in a 49.9 percent decline in operating profits compared to 2000. Operating profits for 2000 were 63.7 percent higher than 1999 due to larger gains from the sale of property. Gains from the sale of excess real estate of $404,000 in 2001, $3,705,000 for 2000, and $256,000 in 1999 have been recognized in operating profits as a result of restating income for these years. The sale of excess real estate was previously treated as a non-monetary exchange and no gain was recognized. Other non-operating income for 2001 decreased 13.8 percent compared to 2000. Interest expense decreased 36.5 percent to $1.7 million in 2001 from $2.7 million in 2000. Lower interest rates and reduced borrowings accounted for the decline. Interest expense for 1999 was $2.8 million.

The effective tax rate was 39.2 percent, 39.2 percent, and 38.8 percent in 2001, 2000, and 1999, respectively.

Liquidity and Capital Resources

The Company maintains its short and long-term liquidity

through: (1) cash flow from operations; (2) short-term financings; (3) bank line of credit borrowings, when needed; and (4) additional long-term debt, when needed.

In 2001 net cash provided by operating activities was $24.1 million compared to $10.2 million in 2000 and $23.2 million in 1999. Cash from operations in 2001 was used to reduce long-term debt by $7.5 million, for capital expenditures of $11.8 million, to pay dividends, and to repurchase and retire 29,172 shares of the Company's outstanding common stock for $669,000. Working capital decreased $4.8 million, and the current ratio remained at 2.4. Management believes the Company's liquidity, working capital and capital resources are sufficient to meet the working capital and capital expenditure needs of the foreseeable future.

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

Item 7A Quantitative and Qualitative Disclosure About Market Risk

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

Item 8 Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Independent Auditors' Report

Consolidated Financial Statements: Selected Quarterly Financial Data (Unaudited) Consolidated Statement of Income-- Years ended December 31, 2001, 2000, and 1999

Consolidated Balance Sheet-- December 31, 2001, 2000, 1999

Consolidated Statement of Cash Flows-- Years ended December 31, 2001, 2000, and 1999

Consolidated Statement of Stockholders' Equity and Comprehensive Income -- Years ended December 31, 2001, 2000, and 1999

Notes to Consolidated Financial Statements

--Years ended December 31, 2001, 2000, and 1999

INDEPENDENT AUDITORS' REPORT

KPMG LLP

To the Board of Directors and Stockholders of Noland Company:

We have audited the accompanying consolidated balance sheet of Noland Company and Subsidiary (the Company) as of December 31, 2001, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying consolidated financial statements of the Company as of December 31, 2000 and 1999 were audited by other auditors whose report thereon dated February 22, 2001, expressed unqualified opinion on those consolidated statements.

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

As discussed in note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements for the years ended December 31, 2001, 2000 and 1999.

KPMG LLP

Norfolk, Virginia

February 22, 2002

except as to note 2 for which the

date is November 5, 2002

Selected Quarterly Financial Data ' (unaudited)

(In thousands, except per share amounts)

First Quarter Second Quarter Third Quarter Fourth Quarter
	2001	2000	2001	2000	2001	2000	2001	2000	2001	2000
Sales	$114,931	$120,994	$127,470	$129,131	$122,337	$124,284	$113,173	$ 114,305	$477,911	$488,714
Gross Profit	$ 23,003	$ 23,875	$ 25,053	$ 24,700	$ 23,664	$ 24,184	$ 26,449	$ 25,977	$ 98,169	$ 98,736
Net Income, As Reported	$ 1,212	$ 2,365	$ 1,895	$ 2,564	$ 1,132	$ 1,991	$ 2,630(A)	$ 2,388(A)	$ 6,869	$ 9,308
Net Income As Restated(B)	$ 1,464	$ 2,647	$ 1,895	$ 2,884	$ 1,132	$ 3,816	$ 2,630(A)	$ 2,262(A)	$ 7,121	$ 11,609
Basic Earnings Per Share As Reported	$ .34	$ .65	$ .54	$ .70	$ .32	$ .56	$ .74(A)	$ .67(A)	$ 1.94	$ 2.57
Basic Earnings	$ .41	$ .72	& .54	$ .79	$ .32	$ 1.06	$ .74(A)	$ .64(A)	$ 2.01	$ 3.21
Per Share As Restated(B)
Diluted Earnings Per Share As Reported	$ .34	$ .64	$ .53	$ .69	$ .32	$ .55	$ .74(A)	$ .67(A)	$ 1.92	$ 2.55
Diluted Earnings Per Share As Restated(B)	$ .40	$ .71	$ .53	$ .78	$ .32	$ 1.06	$ .74(A)	$ .63(A)	$ 1.99	$ 3.18

(A) The Company uses estimated gross profit rates to determine cost of goods sold during interim periods. Year-end inventory adjustments to reflect actual inventory levels are made in the fourth quarter. These adjustments had the effect of increasing net income for the fourth quarter of 2001 and 2000 by approximately $2,500,000 ($.71 per share) and $1,632,000 ($.46 per share), respectively.

(B) Net income and earnings per share (diluted and basic) for the first quarter of 2001 and all four quarters of 2000 has been restated as a result of recognizing gains from the sale of excess real estate previously reported as non-monetary exchanges.

CONSOLIDATED STATEMENT OF INCOME

Noland Company and Subsidiary

For the years ended December 31, 2001, 2000 and 1999

(In thousands, except per share amounts)

2001 2000 1999

(Restated) (Restated) (Restated)
Sales	$ 477,911	$488,714	$482,830
Cost of Goods Sold:
Purchases and freight in	372,364	385,260	385,161
Inventory, January 1	65,121	69,839	70,570
Inventory, December 31	(57,743)	(65,121)	(69,839)
Cost of Goods Sold	379,742	389,978	385,892
Gross Profit on Sales	98,169	98,736	96,938
Operating Expenses	91,357	88,376	88,115
Gains from sale of property, net	(635)	(4,499)	(256)
Operating Profit	7,447	14,859	9,079
Other Income:
Cash Discounts, net	4,373	4,660	4,719
Service charges	1,182	1,412	1,440
Miscellaneous	441	882	1,149
Total Other Income	5,996	6,954	7,308
Interest Expense	1,723	2,715	2,819
Income Before Income Taxes	11,720	19,098	13,568
Income Taxes	4,599	7,489	5,264
Net Income	$ 7,121	$ 11,609	$ 8,304
Basic Earnings Per Share	$ 2.01	$ 3.21	$ 2.26
Diluted Earnings Per Share	$ 1.99	$ 3.18	$ 2.24

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEET

Noland Company and Subsidiary
December 31, 2001, 2000, and 1999 (In thousands)	2001 (Restated)	2000 (Restated)	1999 (Restated)
Assets
Current Assets:
Cash and cash equivalents	$ 3,606	$ 3,349	$ 2,528
Accounts receivable (net of allowance for doubtful accounts)	56,700	56,585	55,601
Inventory (net of reduction to LIFO)	57,743	65,121	69,839
Deferred income taxes	-	1,023	1,147
Other current assets	679	3,414	601
Total Current Assets	118,728	129,492	129,716
Property and Equipment, at cost:
Land	17,722	14,182	13,884
Buildings	88,210	86,920	83,824
Equipment and fixtures	66,746	64,898	64,620
Property in excess of current needs	1,540	1,453	1,699
Total	174,218	167,453	164,027
Less accumulated depreciation	89,550	84,478	79,599
Total Property and Equipment, net	84,668	82,975	84,428
Assets Held for Resale	447	1,021	1,021
Prepaid Pension	25,804	22,983	18,618
Other Assets	1,046	977	985
	$ 230,693	$237,448	$ 234,768
Liabilities and Stockholders' Equity
Current Liabilities:
Notes payable, short-term borrowings	$ 4,000	$ 8,475	$ 7,800
Current maturity of long-term debt	1,465	3,022	4,398
Book overdrafts	6,485	6,680	8,403
Accounts payable	23,670	22,459	26,895
Other accruals and liabilities	13,011	13,389	13,177
Federal and state income taxes	368	947	1,029
Total Current Liabilities	48,999	54,972	61,702
Long-term Debt	20,675	26,637	28,015
Deferred Income Taxes	12,668	12,786	10,642
Accrued Postretirement Benefits	2,090	1,824	1,543
Stockholders' Equity:
Capital common stock, par value, $10; authorized, 6,000,000 shares; issued 3,557,829, 3,584,758, and 3,700,876 shares	35,578	35,848	37,009
Retained earnings	111,345	105,746	96,228
Accumulated other comprehensive loss, net of tax	(303)	-	-
Unearned compensation, stock plans	(359)	(365)	(371)
Stockholders' Equity	146,261	141,229	132,866
	$ 230,693	$ 237,448	$ 234,768

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Noland Company and Subsidiary
For the years ended December 31, 2001, 2000, and 1999 (In thousands)	2001 (Restated)	2000 (Restated)	1999 (Restated)
Cash Flows From Operating Activities:
Net Income	$ 7,121	$ 11,609	$ 8,304
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	8,168	8,222	8,450
Amortization of prepaid pension cost	(2,821)	(4,365)	(3,771)
Deferred income taxes	1,092	2,268	1,975
Gain on sale of property	(635)	(4,499)	(256)
Provision for doubtful accounts	2,531	1,644	1,928
(Decrease) increase in LIFO reserve	(4,181)	374	1,391
Other non-cash adjustments	215	192	205
Change in operating assets and liabilities:
(Increase) in accounts receivable	(2,579)	(2,628)	(2,111)
Decrease (increase) in inventory	11,559	4,344	(660)
Decrease (increase) in other current assets	2,668	(2,813)	(221)
Decrease in assets held for resale	574	-	-
(Increase) decrease in other assets	(159)	(89)	20
Increase (decrease) in accounts payable	1,211	(4,436)	5,005
(Decrease) increase in other accruals and liabilities	(378)	212	2,180
(Decrease) increase in federal and state income taxes	(579)	(82)	494
Increase in postretirement benefits	266	281	302
Total adjustments	16,952	(1,375)	14,931
Net cash provided by operating activities	24,073	10,234	23,235
Cash Flows From Investing Activities:
Capital expenditures	(11,782)	(7,703)	(7,059)
Proceeds from sale of assets	2,645	5,531	1,149
Net cash used by investing activities	(9,137)	(2,172)	(5,910)
Cash Flows From Financing Activities:
Decrease in book overdrafts	(195)	(1,723)	(2,122)
Short-term debt, net (payments) borrowings	(4,475)	675	300
Long-term debt borrowings	12,500	7,644	7,500
Long-term debt repayments	(20,507)	(10,398)	(22,372)
Dividends paid	(1,145)	(1,168)	(1,184)
Purchase and retirement of common stock	(669)	(2,103)	-
Purchase of restricted stock	(188)	(168)	(238)
Net cash used by financing activities	(14,679)	(7,241)	(18,116)
Cash and Cash Equivalents:
Increase (decrease) during year	257	821	(791)
Beginning of year	3,349	2,528	3,319
End of year	$ 3,606	$ 3,349	$ 2,528
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$ 1,847	$ 2,646	$ 2,847
Cash paid for income taxes	$ 3,972	$ 6,018	$ 3,208

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

Noland Company and Subsidiary

For the years ended December 31, 2001, 2000 and 1999

(In thousands, except share amounts)

	COMMON STOCK Shares Amount	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 1998 ' Restated	3,700,876 $ 37,009	$ 89,108	$ (337)	$ -	$ 125,780
Net income ' Restated		8,304			8,304
Cash dividends ($.32 per share)		(1,184)			(1,184)
Purchase of restricted stock			(238)		(238)
Amortization of unearned Compensation			118		118
Other			86		86
Balance, December 31, 1999 ' Restated	3,700,876 37,009	96,228	(371)		132,866
Net income ' Restated		11,609			11,609
Cash dividends (.32 per share)		(1,168)			(1,168)
Purchase of restricted stock			(168)		(168)
Amortization of unearned Compensation			136		136
Purchase and retirement of common stock	(117,966) (1,180)	(923)			(2,103)
Other	1,848 19		38		57
Balance, December 31, 2000 - Restated	3,584,758 35,848	105,746	(365)		141,229
Net income 'Restated		7,121			7,121
Loss on derivative instruments, net of income taxes				(303)	(303)
Comprehensive income ' Restated					6,818
Cash dividends (.32 per share)		(1,145)			(1,145)
Purchase of restricted stock			(188)		(188)
Amortization of unearned compensation			154		154
Purchase and retirement of common stock	(29,172) (292)	(377)			(669)
Other	2,243 22		40		62
Balance, December 31, 2001 - Restated	3,557,829 $ 35,578	$ 111,345	$ (359)	$ (303)	$ 146,261

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - RESTATED

Noland Company and Subsidiary

1. Principal Business of the Company

Noland Company is a wholesale distributor of mechanical equipment and supplies. These products are categorized under plumbing, air conditioning, and electrical/industrial.

Markets for these products include contractors, industrial plants, utilities and others. The Company operates in only one segment of business.

2. Restatement of Consolidated Financial Statements

In late October 2002, the Company determined that gains from certain sales of excess real estate in 2001, 2000, and 1999 should be recognized as other income. These transactions were previously treated as non-monetary exchanges and no gain was recognized. The effect of recognizing the gains was to increase net income by $252,000 in 2001, $2,301,000 in 2000, and $157,000 in 1999. The consolidated statement of income and consolidated statement of cash flows for 2001, 2000, and 1999, and the consolidated balance sheet and consolidated statement of stockholders' equity and comprehensive income as of December 31, 2001, 2000, and 1999, and the notes thereto included in this Form 10-K/A have been restated to include the effects of recognizing the gains, as follows:

Consolidated Results of Operations

For the years ended December 31, 2001, 2000 and 1999

(In thousands, except per share amounts)

2001 2000 1999

	As Reported	Restated	As Reported	Restated	As Reported	Restated
Operating expenses	$91,357	$91,357	$88,399	$88,376	$88,115	$88,115
Operating profit	6,812	7,447	10,337	14,859	8,823	9,079
Gains from sale of property, net	231	635	817	4,499	-	256
Total other income	6,226	5,996	7,771	6,954	7,308	7,308
Income before income taxes	11,315	11,720	15,393	19,098	13,312	13,568
Income taxes	4,446	4,599	6,085	7,489	5,165	5,264
Net income	$ 6,869	$ 7,121	$ 9,308	$11,609	$ 8,147	$ 8,304
Basic earnings per share	$ 1.94	$ 2.01	$ 2.57	$ 3.21	$ 2.22	$ 2.26
Diluted earnings per share	$ 1.92	$ 1.99	$ 2.55	$ 3.18	$ 2.20	$ 2.24
Comprehensive Income	$ 6,566	$ 6,818	$ 9,308	$11,609	$ 8,147	$ 8,304
Net cash provided by operating activities	$21,099	$24,073	$12,928	$10,234	$23,449	$23,235
Net cash used by investing activities	$(6,163)	$(9,137)	$(4,866)	$(2,172)	$(6,124)	$(5,910)

Consolidated Balance Sheet

December 31, 2001, 2000, and 1999

(In thousands)

2001 2000 1999
	As Reported	Restated	As Reported	Restated	As Reported	Restated
Accounts receivable, net	$ 56,694	$ 56,700	$ 56,585	$ 56,652	$ 55,704	$ 55,601
Other current assets	679	679	436	3,347	236	601
Total current assets	118,722	118,728	126,514	129,492	129,454	129,716
Total property and equipment, net	79,415	84,668	81,099	82,975	83,541	84,428
Total assets	$225,434	$230,693	$232,594	$237,448	$233,619	$234,768

Deferred income taxes	$ 10,666	$ 12,668	$ 10,937	$ 12,786	$ 10,197	$ 10,642
Stockholders' equity	143,004	146,261	138,224	141,229	132,162	132,866
Total liabilities and stockholders' equity	$225,434	$230,693	$232,594	$237,448	$233,619	$234,768

As a result of recognizing these gains, the Company's December 31, 1998 property and equipment, net, deferred income taxes, and retained earnings changed from the previously reported amounts of $85,805, $9,122, and $88,561 to $86,651, $9,468, and 89,108, respectively.

3. Summary of Significant Accounting Policies

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

e. Other Accruals and Liabilities

Included in other accruals and liabilities is accrued compensation expense of $4,420, $4,689, and $4,744 for 2001, 2000, and 1999, respectively.

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

h. Derivative Financial Instruments

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

j. Unearned Compensation - Stock Plans

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

k. Earnings Per Share

Basic earnings per share for 2001, 2000, and 1999 is calculated based on 3,540,212, 3,614,951, and 3,676,276 shares, respectively. Diluted earnings per share for 2001, 2000, and 1999 is based on 3,576,630, 3,646,517 and 3,700,876 shares, respectively. The dilutive potential shares consist of restricted stock.

l. Professional Standards

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

m. Revenue Recognition

Revenue from product sales is recognized when goods are received by the customer or the risks and rewards of ownership transfer to the customer.

n. Reclassifications

Certain amounts in prior years' financial statements have been reclassified to conform to the 2001 presentation.

4. Accounts Receivable

Accounts receivable are net of an allowance for doubtful accounts of $2,312,000, $1,464,000, and $1,008,000 as of December 31, 2001, 2000, and 1999, respectively. Bad debt charges, net of recoveries, were $1,860,000 for 2001, $1,169,000 for 2000 and $1,147,000 for 1999.

5. Inventory

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

6. Debt

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

7. Postretirement Health and Life Benefits

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

8. Retirement Plan

The following tables reconcile the plan's change in benefit obligation and change in plan assets and show the funded status at December 31, 2001, 2000, and 1999.

(In thousands)	2001	2000	1999
Change in benefit obligation
Benefit obligation at the end
of the prior year	$ 41,220	$ 37,518	$ 42,903
Service cost	954	862	1,222
Interest cost	2,958	2,853	2,755
Actuarial loss (gain)	624	1,160	(6,556)
Benefit payments	(2,591)	(1,173)	(2,806)
Benefit obligation at year end	$ 43,165	$ 41,220	$ 37,518
Change in plan assets
Fair value of plan assets at
beginning of year	$ 77,492	$ 79,798	$ 77,153
Actual return on plan assets	(3,745)	(1,135)	5,451
Benefits paid	(2,591)	(1,173)	(2,806)
Fair value of plan assets at year end	$ 71,156	$ 77,490	$ 79,798
Reconciliation of funded status
Funded status	$ 27,991	$ 36,270	$ 42,280
Unrecognized net actuarial gain	(2,187)	(13,287)	(23,662)
Prepaid benefit	$ 25,804	$ 22,983	$ 18,618

Weighted-average assumptions as of the end of the year were:

	2001	2000	1999
Discount rate	7.25%	7.60%	8.0%
Rate of compensation increase	4.0%	4.0%	4.0%
Expected return on plan assets	7.75%	7.75%	8.25%

The components of the net pension benefit are:
(In thousands)	2001	2000	1999
Service cost	$ 954	$ 862	$ 1,222
Interest cost	2,958	2,853	2,755
Expected return on plan assets	(5,915)	(6,095)	(6,266)
Amortization of net actuarial gain	(818)	(1,985)	(1,482)
Net pension benefit	$(2,821)	$(4,365)	$(3,771)

9. Income Taxes

The components of income tax expense are as follows:

(In th(In thousands)	2001	2000	1999
Federal:
Current	$ 2,755	$ 4,372	$ 3,368
Deferred	1,156	1,825	1,102
State:
Current	474	849	606
Deferred	214	443	188
Total	$ 4,599	$ 7,489	$ 5,264

The components of the net deferred tax liability are:
(In thousands)	2001	2000	1999
Current deferred (assets) liabilities
Accounts receivable	$ (398)	$ (287)	$ (190)
Inventory	1,302	(103)	(338)
Accrued vacation	(624)	(633)	(619)
Total net current deferred (asset) liability	280	(1,023)	(1,147)
Noncurrent deferred (assets) liabilities
Property and equipment	5,440	5,762	4,794
Pension asset	9,778	8,709	7,006
Postretirement benefit liability	(792)	(691)	(581)
Other	(1,758)	(994)	(577)
Total net non-current deferred liability	12,668	12,786	10,642
Net deferred liability	$ 12,948	$11,763	$ 9,495

The reasons for the difference between total tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows:
(In thousands)	2001	2000	1999
Statutory rate applied to
pretax income	$ 3,985	$ 6,548	$ 4,613
State income taxes, net
of federal tax benefit	456	734	508
Other	158	207	143
Total tax expense	$ 4,599	$ 7,489	$ 5,264

10. Lease Commitments/Related Parties

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

11. Common Stock

The Board of Directors authorized the repurchase and retirement of up to 250,000 shares of the Company's outstanding common stock. Shares retired were 29,172 in 2001 and 117,996 shares in 2000, at a cost of $669,000 and $2,103,000, respectively.

12. Concentration of Credit Risk

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

PART IV

Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial Statements:

(1) and (2) ' See "Index to Consolidated Financial Statements" at Item 8 of this Annual Report on 10-K/A

Financial Statement Schedule included in PART IV of this report:

For the three years ended December 31, 2001

Form 10-K/A Page(s)

Schedule II Valuation and

Qualifying Accounts 28

Other financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

Independent Auditors' Report

on Consolidated Financial

Statement Schedule 31

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

(c) The Index of Exhibits and any required Exhibits are included beginning at page 32 of this report.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NOLAND COMPANY

Arthur P. Henderson, Jr.

November 7, 2002 By: 

Vice President - Finance

CERTIFICATIONS

I, Lloyd U. Noland, III, certify that:

1. I have reviewed this amended annual report on Form 10-K of the registrant for the year ended December 31, 2001.

2. Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report.

Lloyd U. Noland, III

Name: Lloyd U. Noland, III

Title: Chief Executive Officer

I, Arthur P. Henderson, Jr., certify that:

1. I have reviewed this amended annual report on Form 10-K of the registrant for the year ended December 31, 2001.

2. Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report.

Arthur P. Henderson, Jr.

Name: Arthur P. Henderson, Jr.

Title: Vice President - Finance

INDEPENDENT AUDITORS' REPORT

ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULE



To the Board of Directors and Stockholders of Noland Company:

Under date of February 22, 2002, except as to note 2 for which the date is November 5, 2002, we reported on the consolidated balance sheet of Noland Company and subsidiary (the Company) as of December 31, 2001, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the year ended December 31, 2001, as contained in the 2001 annual report to stockholders. These consolidated financial statements and our report thereon are included herein in the annual report on Form 10-K/A for the year 2001. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in item 14(a)2 of this Form 10-K/A. This 2001 financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, the 2001 financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Norfolk, Virginia

February 22, 2002

EXHIBIT INDEX

Exhibit Number	Exhibit	Page

(99-1) Opinion of Former Independent Accountants 33

- As Restated

    Certification under Section 906 of the

Sarbanes-Oxley Act of 2002 34

EXHIBIT 99-1 ' Report of Former Independent Accountants

Report of Independent Accountants

To the Board of Directors and Stockholders of Noland Company:

In our opinion, the consolidated balance sheet as of December 31, 2000 and 1999 and the related consolidated statements of income, of cash flows and of stockholders' equity and comprehensive income for each of the two years in the period ended December 31, 2000 listed in the accompanying index present fairly, in all material respects, the financial position of Noland Company and its subsidiary at December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 14(a)(2) for each of the two years in the period ended December 31, 2000 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements for the years ended December 31, 2000 and 1999.

PRICEWATERHOUSECOOPERS LLP

Richmond, Virginia

February 22, 2001

except as to note 2 for which the

date is November 6, 2002

EXHIBIT 99-2 ' Certification of Company Officers

CERTIFICATION UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned certifies that this periodic report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this periodic report fairly presents, in all material respects, the financial condition and results of operations of Noland Company.

Lloyd U. Noland, III

Lloyd U. Noland, III

Chief Executive Officer

Arthur P. Henderson, Jr.

Arthur P. Henderson, Jr.

Vice President Finance