Form 10-Q
period 2002-09-30
NOLAND CO
filed 2002-11-13
CIK 72243

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2002 Commission file no. 2-27393

NOLAND COMPANY

A Virginia Corporation IRS Identification #54-0320170

80 29th Street

Newport News, Virginia 23607

Telephone: (757) 928-9000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

Outstanding common stock, $10.00 par value at November 12, 2002: 3,526,548 shares.

This report contains 16 pages.

NOLAND COMPANY AND SUBSIDIARY

INDEX

Page No.

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets -

September 30, 2002 and Dec. 31, 2001 (Restated). . . . . . . . . . 3

Consolidated Statements of Income -

Three Months and Nine Months Ended September 30, 2002 . . . . . . 4

Three Months and Nine Months (Restated) Ended September 30, 2001

Consolidated Statements of Cash Flows -

Nine Months Ended September 30, 2002 and 2001 (Restated) . . . . . 5

Notes to Consolidated Financial Statements . . . . . . . . . . . . 6

Item 2. Management's Discussion and Analysis of Financial

Condition and Results of Operations . . . . . . . . . . . . . 8

Item 3. Qualitative and Quantitative Disclosures About

Market Risk . . . . . . . . . . . . . . . . . . . . . . . . .10

Item 4. Controls and Procedures . . . . . . . . . . . . . . . . . . .10

Part II. OTHER INFORMATION

PART 1. FINANCIAL INFORMATION

NOLAND COMPANY AND SUBSIDIARY

Consolidated Balance Sheets

Item 1. Financial Statements September 30, December 31,

2002 2001

Restated

Assets

Current Assets:

Cash and cash equivalents $ 2,253,813 $ 3,606,187

Accounts receivable, net 60,376,252 56,699,501

Inventory, net 58,292,781 57,743,020

Other current assets 4,244,177 678,451

Total Current Assets 125,167,023 118,727,159

Property and Equipment, at cost:

Land 18,126,573 17,721,917

Buildings 90,494,996 88,210,396

Equipment and fixtures 67,513,453 66,746,192

Property in excess of current needs 1,532,685 1,539,431

Total 177,667,707 174,217,936

Less accumulated depreciation 92,224,053 89,549,572

Property and Equipment, net 85,443,654 84,668,364

Assets Held for Resale 447,136 447,136

Prepaid Pension 26,792,684 25,804,184

Other assets 902,864 1,046,201

$238,753,361 $230,693,044

Liabilities and Stockholders' Equity

Current Liabilities

Notes payable, short-term borrowing $ 4,159,606 $ 4,000,000

Current maturity of long-term debt 689,001 1,464,993

Book overdrafts 3,141,084 6,485,518

Accounts payable 29,318,414 23,669,591

Other accruals and liabilities 14,686,072 13,499,515

Federal and state income tax 1,873,419 367,886

Total Current Liabilities 53,867,596 49,487,503

Long-term Debt 20,163,000 20,187,000

Deferred Income Taxes 12,172,903 12,668,047

Accrued Postretirement Benefits 2,278,725 2,090,231

Stockholders' Equity:

Capital common stock, par value $10;

authorized, 6,000,000 shares; issued,

3,551,548 and 3,578,929 shares 35,515,480 35,578,290

Retained earnings 116,184,578 111,344,866

Additional paid in capital 158,400 -

Accumulated other comprehensive (loss),

net of tax (1,114,874) (303,360)

Unearned compensation, stock plans (472,447) (359,533)

Total Stockholders' Equity 150,271,137 146,260,263

$238,753,361 $230,693,044

The accompanying notes are an integral part of the financial statements.

NOLAND COMPANY AND SUBSIDIARY

Consolidated Statements of Income

Three Months Ended Nine Months Ended

September 30, September 30,

2002 2001 2002 2001

Restated

Merchandise sales $131,076,112 $122,337,424 $371,523,754 $364,737,912

Cost of goods sold:

Purchases and freight-in 98,459,560 91,706,795 297,456,560 284,512,588

Inventory, beginning 64,494,759 63,582,479 57,743,020 65,121,199

Inventory, ending 58,292,781 56,616,231 58,292,781 56,616,231

Cost of goods sold 104,661,538 98,673,043 296,906,799 293,017,556

Gross profit on sales 26,414,574 23,664,381 74,616,955 71,720,356

Operating expenses 24,005,766 22,785,485 70,023,811 68,236,556

(Gains)/losses from sale of

property (1,199,048) 83,384 (1,207,367) (321,184)

Operating profit 3,607,856 795,512 5,800,511 3,804,984

Other income:

Cash discounts, net 1,188,324 1,027,608 3,546,273 3,398,873

Service charges 309,519 311,945 851,853 895,557

Miscellaneous 188,917 124,925 546,275 540,719

Total other income 1,686,760 1,464,478 4,944,401 4,835,149

Interest expense 298,285 430,399 878,437 1,398,185

Income before taxes 4,996,331 1,829,591 9,866,475 7,241,948

Income taxes:

State 299,700 108,900 591,900 433,200

Federal 1,742,700 588,300 3,299,400 2,318,207

Total income taxes 2,042,400 697,200 3,891,300 2,751,407

Net income $ 2,953,931 $ 1,132,391 $ 5,975,175 $ 4,490,541

Earnings per share:

Basic $ .84 $ .32 $ 1.70 $ 1.27

Diluted $ .83 $ .32 $ 1.68 $ 1.25

Average shares outstanding:

Basic 3,512,497 3,540,743 3,517,042 3,544,343

Diluted 3,549,005 3,573,971 3,550,034 3,577,423

Cash dividends per share $ .08 $ .08 $ .24 $ .24

The accompanying notes are an integral part of the financial statements.

NOLAND COMPANY AND SUBSIDIARY

Consolidated Statements of Cash Flows

Nine Months Ended

September 30,

2002 2001

Restated

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income $5,975,175 $4,490,541

Adjustments to reconcile net income to net cash

provided by operating activities:

Depreciation and amortization 5,956,096 6,084,550

Amortization of prepaid pension cost (988,500) (1,934,250)

Amortization of unearned compensation-restricted stock 122,485 113,309

Increase (decrease) in LIFO reserve 853,000 (900,000)

Provision for doubtful accounts 1,652,282 788,130

Deferred income taxes - 153,307

Gain on sale of property (1,207,367) (321,184)

Change in operating assets and liabilities:

(Increase) accounts receivable (5,329,033) (2,052,952)

(Increase) decrease in inventory (1,402,761) 9,404,968

(Increase) decrease in other current assets (3,565,726) 2,486,260

Decrease in assets held for resale - 574,356

Decrease (increase) in other assets 143,337 (610,982)

Increase (decrease) in accounts payable 5,648,823 (100,006)

(Decrease) in other accruals and liabilities (120,101) (2,157,428)

Increase in federal and state income taxes 1,505,533 513,238

Increase in accrued postretirement benefits 188,494 220,287

Total adjustments 3,456,562 12,261,603

Net cash provided by operating activities 9,431,737 16,752,144

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures (7,310,540) (9,091,567)

Proceeds from sale of assets 1,786,521 2,015,713

Net cash used by investing activities (5,524,019) (7,075,854)

CASH FLOWS FROM FINANCING ACTIVITIES:

(Decrease) increase in book overdrafts (3,344,434) 2,526,456

Short-term borrowing (repayments) - net 159,606 (3,375,000)

Long-term debt repayments (799,992) (7,744,658)

Retirement of common stock (457,601) (131,589)

Issuance of common stock 113,190 37,359

Increase in unearned compensation - stock plans (235,399) (188,100)

Additional paid-in capital 158,400 -

Dividends paid (853,862) (859,264)

Net cash used by financing activities (5,260,092) (9,734,796)

CASH AND CASH EQUIVALENTS:

Decrease during first nine months (1,352,374) (58,506)

Beginning of year 3,606,187 3,349,283

End of first nine months $2,253,813 $3,290,777

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Non-cash change in fair value of derivatives $ 811,514 $ 570,352

The accompanying notes are an integral part of the financial statements.

NOLAND COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

1. In the opinion of the Company, the accompanying interim consolidated financial statements of Noland Company and Subsidiary contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of September 30, 2002, its consolidated results of operations for the three and nine months ended September 30, 2002 and 2001, as restated, and its cash flows for the nine months ended September 30, 2002 and 2001, as restated. The balance sheet as of December 31, 2001, as restated, was derived from audited financial statements as of that date.

2. The Notes to Consolidated Financial Statements included in the Company's December 31, 2001 Annual Report on Form 10-K/A are an integral part of the interim unaudited financial statements. The Company takes a physical inventory in the fourth quarter of each year. The Company uses estimated gross profit rates to determine cost of goods sold during interim periods. In addition, the Company makes certain estimates to compute the LIFO reserve. The rate of inflation/deflation for an interim period is not necessarily consistent with the full year rate of inflation/deflation. Year-end inventory adjustments to reflect actual inventory levels are made in the fourth quarter.

3. Due to the seasonal nature of the construction industry supplied by the registrant, results of operations for the quarter ended September 30, 2002 are not necessarily indicative of the results for the full year.

4. Accounts receivable as of September 30, 2002 and December 31, 2001 are net of an allowance for doubtful accounts of $2,059,681 and $2,311,755, respectively. The Company believes its allowance is sufficient. However, if the financial condition of the Company's customers deteriorated, their ability to make payments may be impaired and require additional allowances to be established. Third-quarter bad debt charges, net of recoveries, were $387,312 for 2002 and $258,642 for 2001. Year-to-date bad debt charges, net of recoveries, were $1,652,282 for 2002 and $788,130 for 2001.

5. Property excess to current needs of $1,532,685 and property held for resale of $447,136 at September 30, 2002 consists primarily of land that the Company expects to convert to income producing property.

6. The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements," as amended by SAB 101A and 101B. Revenue from product sales is generally recognized when goods are received by the customer and the risks and rewards of ownership have transferred to the customer.

7. The difference in diluted and basic weighted average shares outstanding used to calculate earnings per share is due to non-vested restricted stock.

8. Comprehensive income consists of net income and changes in the fair value of derivative instruments. The components of comprehensive income for the three and nine months ended September 30, 2002 and 2001 are as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2002	2001	2002	2001
Net income	$2,953,931	$1,132,391	$5,975,175	$4,490,541
Loss on derivative instruments	(861,526)	(914,340)	(1,306,658)	(914,340)
Income tax benefit	326,466	343,988	495,144	343,988
Comprehensive income	$2,418,871	$562,039	$5,163,661	$3,920,189

9. In October 2002, the Board of Directors increased the Company's authorization to repurchase outstanding common stock of the Company from 250,000 shares to 500,000 shares. A total of 174,328 shares have been redeemed. Authorization to redeem 325,672 shares remains outstanding.

10. Effective January 1, 2002 the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets" and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Adoption of these statements did not have a material impact on the Company's financial statement. SFAS No. 143 "Accounting for Asset Retirement Obligations," is effective for years beginning after June 15, 2002. SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" is effective for years beginning after December 31, 2002. SFAS No. 146 requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. Adoption of these statements is not expected to have a material impact on the Company's financial statements.

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

For the first nine months of 2002, the Company generated $9.4 million in cash from operating activities compared to $16.8 million for the same period last year. The decrease in cash flow from operations is due in part to the decline in inventory and other current assets for the first nine months of 2001. Cash provided by operating activities was used to retire debt, pay for capital expenditures, and pay dividends. The Company's financial condition remains strong with working capital of $71.3 million and a current ratio of 2.3 to 1. Management believes the Company's liquidity, capital resources and working capital are sufficient to meet the needs of the foreseeable future. In addition, the Company believes the underlying economic value of its land and buildings is significantly higher than the historical cost as shown on the Company's balance sheet.

Results of Operations

Third-quarter sales of $131.1 million were 7.1% more than the $122.3 million for the year-earlier period. Plumbing and air conditioning sales increased 10.0% and 14.5% for the quarter, respectively. Electrical/industrial sales were down 13.6%. Favorable market conditions, including a hot, dry summer, boosted demand for plumbing and air conditioning equipment and supplies in much of the Company's territory. The decline in electrical/industrial sales can be attributed, in part, to the winding down of several integrated supply contracts. The September 11, 2001 terrorist attacks had an adverse affect on last September sales and third quarter 2001.

The gross margin of profit increased from 19.3% for the third quarter of 2001 to 20.2% for the third quarter of 2002. Operating expenses rose 5.4%, principally due to higher personnel-related costs and a decline in non-cash pension credits. Gains from the sale of property excess to needs was $1,200,000 for the third quarter of 2002 compared to a loss of $83,000 in the third quarter of 2001. The combination of higher gross profit dollars and gains from property sales led to a $2,800,000 increase in operating profit. Interest expense for the quarter dropped 31.0% as a result of lower average borrowing and lower rates.

Net income for the third quarter of 2002 was $2,954,000 compared to $1,132,000 for the third quarter of 2001.

Through the first nine months, Noland's sales totaled $371,524,000 or 1.9% more than the year-earlier period's $364,738,000. Net income totaled $5,975,000 or $1.68 per share (diluted), versus $4,491,000 or $1.25 per share, in the first nine months of 2001.

The consolidated balance sheet as of December 31, 2001 and the consolidated results of operations and cash flows for the nine months ended September 30, 2001 have been restated as a result of filing a 10-K/A for the year ended December 31, 2001. The restatement was due to recognizing gains from the sale of excess property previously treated as non-monetary exchanges.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

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

At September 30, 2002, the Company had two swap agreements at an aggregate notional amount of $20,075,000 to manage interest rate changes related to the Company's industrial revenue bonds and a portion of its revolving credit agreement. The swaps effectively convert the variable rate borrowings (LIBOR and BMA Municipal Swap Index) into fixed rate borrowings with fixed rates of 5.36% and 4.22%.

Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Certain Derivative Instruments and Certain Hedging Activities," as amended by SFAS No. 138, requires all derivatives to be recorded as an asset or liability on the balance sheet at face value. For a derivative designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded in other comprehensive income and recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. Other comprehensive income was reduced by $535,060, net of a tax benefit of $326,466, for the quarter ended September 30, 2002 and $811,514, net of a tax benefit of $495,144, for the nine months ended September 30, 2002. Comparable amounts for the quarter and nine months ended September 30, 2001 were $570,352, net of a tax benefit of $343,988.

In addition, the Company's pension plan is over-funded, resulting in a prepaid pension asset. The prepaid pension asset is subject to change based on the performance of the plan investments and the discount rate. Changes in the investment performance and discount rate may cause the amount of pension income to increase or decrease from year to year. The discount rate used to calculate the 2002 pension credit has declined resulting in a lower pension credit for the third quarter and first nine months of 2002 compared to the same periods of 2001.

Approximately thirty five percent of the Company's inventory is purchased from three vendors. The loss of any or all of these vendors could have a material affect on operations. The Company does not anticipate any problems with inventory supply from these vendors.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures ' Based on their evaluation, as of a date, within 90 days prior to the date of the filing of this report on Form 10-Q, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a'14(c) and 15d-14(c) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), the principal executive officer and the principal financial officer of the Company have concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

Changes in Internal Controls ' Subsequent to the date of their evaluation, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1. None

Item 2. None

Item 3. None

Item 4. None

Item 5. None

Item 6. Exhibits and Reports on 8-K

    Exhibits:

99-1 Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on 8-K:

A report on Form 8-K was filed on August 15, 2002 to furnish the certifications for the Quarterly Report on Form 10-Q for the period ending June 30, 2002 of the Chief Executive Officer and Chief Financial Officer as required under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOLAND COMPANY

November 12, 2002 Arthur P. Henderson, Jr.

Arthur P. Henderson, Jr.

Vice President - Finance

Principal Financial Officer

CERTIFICATIONS

I, Lloyd U. Noland III, Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Noland Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

Signature: Lloyd U. Noland, III

Lloyd U. Noland, III

Chief Executive Officer

CERTIFICATIONS

I, Arthur P. Henderson, Jr, Vice President of Finance, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Noland Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

Signature: Arthur P. Henderson, Jr.

Arthur P. Henderson, Jr.

Vice President of Finance