Form 10-Q/A
period 2002-03-31
NOLAND CO
filed 2002-11-25
CIK 72243

3: FORM 10-Q

FORM 10-Q/A

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

Yes X No

Outstanding common stock, $10.00 par value at April 23, 2002: 3,557,018 shares.

This report contains 11 pages.

NOLAND COMPANY AND SUBSIDIARY

INDEX
Part 1: FINANCIAL INFORMATION	PAGE NO.

Item 1. Financial Statements

Consolidated Balance Sheets -
March 31, 2002 and Dec. 31, 2001	. . . . . . . . .3

Consolidated Statements of Income -

Three Months Ended March 31, 2002 and 2001	. . . . . . . . .4

Consolidated Statements of Cash Flows -

Three Months Ended March 31, 2002 and 2001	. . . . . . . . .5

Notes to Consolidated Financial Statements	. . . . . . . . .6

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	. . . . . . . . .8

Signatures	. . . . . . . . 10

Certifications	. . . . . . . . 11

PART 1. FINANCIAL INFORMATION

NOLAND COMPANY AND SUBSIDIARY

Consolidated Balance Sheets

Item 1. Financial Statements

March 31, December 31,

2002 * 2001 *

Assets

Current Assets:

Cash and cash equivalents $ 3,086,058 $ 3,606,187

Accounts receivable, net 54,293,648 56,699,501

Inventory, net 56,911,168 57,743,020

Other current assets 783,808 678,451

Total Current Assets 115,074,682 118,727,159

Property and Equipment, at cost:

Land 17,748,876 17,721,917

Buildings 88,632,770 88,210,396

Equipment and fixtures 67,137,093 66,746,192

Property in excess of current needs 1,530,850 1,539,431

Total 175,049,589 174,217,936

Less accumulated depreciation 90,842,911 89,549,572

Property and Equipment, net 84,206,678 84,668,364

Assets Held for Resale 447,136 447,136

Prepaid Pension 26,132,784 25,804,184

Other Assets 957,234 1,046,201

$226,818,514 $230,693,044

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

Long-term Debt 20,163,000 20,187,000

Deferred Income Taxes 12,729,866 12,668,047

Accrued Postretirement Benefits 2,134,673 2,090,231

Stockholders' Equity:

Capital common stock, par value $10;

authorized, 6,000,000 shares; issued,

3,558,298 and 3,557,829 shares 35,582,980 35,578,290

Retained earnings 111,576,462 111,344,866

Accumulated other comprehensive loss,

net of tax (202,044) (303,360)

Unearned compensation, stock plans (317,745) (359,533)

Stockholders' Equity 146,639,653 146,260,263

$226,818,514 $230,693,044

* Restated. See note 2.

The accompanying notes are an integral part of the financial statements.

NOLAND COMPANY AND SUBSIDIARY

Consolidated Statements of Income

Three Months Ended

March 31,

2002 2001 *

Merchandise sales $109,695,916 $114,930,701

Cost of goods sold:

Purchases and freight-in 87,453,782 91,262,078

Inventory, beginning 57,743,020 65,121,199

Inventory, ending (56,911,168) (64,455,454)

Cost of goods sold 88,285,634 91,927,823

Gross profit on sales 21,410,282 23,002,878

Operating expenses 21,816,067 22,123,425

(Gains) from sale of property (8,319) (404,568)

Operating (loss) profit (397,466) 1,284,021

Other income:

Cash discounts, net 1,063,767 1,051,192

Service charges 272,525 312,425

Miscellaneous 190,457 225,548

Total other income 1,526,749 1,589,165

Interest expense 296,716 515,539

Income before income taxes 832,567 2,357,647

Income taxes 316,300 894,607

Net income $ 516,267 $ 1,463,040

Earnings per share:

Basic $ .15 $ .41

Diluted $ .15 $ .41

Average shares outstanding:

Basic 3,522,580 3,550,683

Diluted 3,549,517 3,581,221

Cash dividends per share $ .08 $ .08

* Restated. See note 2.

The accompanying notes are an integral part of the financial statements.

NOLAND COMPANY AND SUBSIDIARY

Consolidated Statements of Cash Flows

Three Months

Ended March 31,
	2002	2001 *
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 516,267	$1,463,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,000,305	2,030,486
Amortization of prepaid pension cost	(328,600)	(644,750)
Provision for doubtful accounts	285,449	266,966
Deferred income taxes	-	153,306
Increase in LIFO reserve	192,500	75,000
Gain on sale of property	(8,319)	(404,568)
Amortization of unearned compensation-restricted stock	34,577	32,060
Change in operating assets and liabilities:
Decrease in accounts receivable	2,120,404	2,531,620
Decrease in inventory	639,352	590,745
(Increase) decrease in other current assets	(105,357)	2,820,850
Decrease in other assets	88,967	82,944
Increase (decrease) in accounts payable	562,635	(3,287,692)
(Decrease) in other accruals and liabilities	(2,894,918)	(3,673,238)
Increase in federal and state income taxes	40,388	238,361
Increase in accrued post retirement benefits	44,442	63,329
Total adjustments	2,671,825	875,419
Net cash provided by operating activities	3,188,092	2,338,459

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,639,068)	(4,650,056)
Proceeds from sale of assets	108,768	462,586
Net cash (used in) investing activities	(1,530,300)	(4,187,470)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) increase in bank overdrafts	(608,399)	1,241,061
Short-term (payments) borrowings ' net	(1,010,533)	9,275,000
Long-term debt (payments)- net	(286,219)	(7,770,220)
Issue deferred directors stock	11,901	13,531
Retirement of common stock	-	(129,689)
Dividends paid	(284,671)	(286,780)
Net cash (used in) provided by financing activities	(2,177,921)	2,342,903

CASH AND CASH EQUIVALENTS:
(Decrease) increase during first quarter	(520,129)	493,892
Beginning of year	3,606,187	3,349,283
End of first quarter	$3,086,058	$3,843,175
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash change in fair value derivatives	$ 101,316	$___ -____

* Restated. See note 2.

The accompanying notes are an integral part of the financial statements.

NOLAND COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

1. In the opinion of the Company, the accompanying consolidated financial statements of Noland Company and Subsidiary contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of March 31, 2002, as restated, and its results of operations and cash flows for the three months ended March 31, 2002 and 2001, as restated. The balance sheet as of December 31, 2001, as restated, was derived from audited financial statements as of that date.

2. In late October 2002, the Company determined that gains from certain sales of excess real estate in 2001 should be recognized as income. These transactions were previously treated as non-monetary exchanges and no gain was recognized. The effect of recognizing the gains was to increase first quarter 2001 net income by $252,000. The consolidated statement of income and consolidated statement of cash flows for the three months ended March 31, 2001 and the consolidated balance sheets as of March 31, 2002 and December 31, 2001 have been restated to include the effects of recognizing the gains, as follows:

Consolidated Results of Operations

For the three months ended March 31, 2001

2001

	As Reported	Restated
Gains from sale of property	$ -	$ 404,568
Operating profit	879,453	1,284,021
Income before income taxes	1,953,079	2,357,647
Income taxes	741,300	894,607
Net income	$ 1,211,779	$ 1,463,040
Basic earnings per share	$ .34	$ .41
Diluted earnings per share	$ .34	$ .41
Net cash provided by (used in) operating activities	$ (601,981)	$ 2,338,459
Net cash used in investing activities	$(1,247,031)	$(4,187,470)

Consolidated Balance Sheet

March 31, 2002 December 31, 2001

	As Reported	Restated	As Reported	Restated
Total current assets	$115,069,073	$115,074,682	$118,721,550	$118,727,159
Total property and equipment, net	78,953,668	84,206,678	79,415,354	84,668,364
Total assets	221,559,895	226,818,514	225,434,425	230,693,044
Deferred income taxes	10,728,009	12,729,866	$ 10,666,190	$ 12,668,047
Stockholders' equity	143,382,891	146,639,653	143,003,501	146,260,263
Total liabilities and stockholders' equity	$221,559,895	$226,818,514	$225,434,425	$230,693,044

3. The Notes to Consolidated Financial Statements included in the Company's December 31, 2001 Annual Report on Form 10-K/A are an integral part of the interim financial statements. The Company takes a physical inventory in the fourth quarter of each year. The Company uses estimated gross profit rates to determine cost of goods sold during interim periods. In addition, the Company makes certain estimates to compute the LIFO reserve. The rate of inflation/deflation for an interim period is not necessarily consistent with the full year rate of inflation/deflation. Year-end inventory adjustments to reflect actual inventory levels are made in the fourth quarter.

4. Due to the seasonal nature of the construction industry supplied by the registrant, results of operations for the quarter ended March 31, 2002 are not necessarily indicative of the results for the full year.

5. Accounts Receivable as of March 31, 2002 and December 31, 2001 are net of allowance for doubtful accounts of $2,637,000 and $2,312,000, respectively. Quarterly bad debt charges, net of recoveries, were $285,000 for 2002 and $267,000 for 2001.

6. The difference in diluted and basic weighted average shares outstanding used to calculate earnings per share is due to non-vested shares of restricted stock.

7. Revenue from product sales is generally recognized when goods are received by the customer and the risks and rewards of ownership have transferred to the customer.

8. Comprehensive income consists of net income and changes in the fair value of derivative instruments. The components of comprehensive income for the three months ended March 31, 2002 and 2001 are as follows:

Three Months Ended

March 31,

	2002	2001
Net income	$516,267	$1,463,040
Gain on derivative instruments, net of income tax expense of $61,819	101,316	____-____
Comprehensive income	$617,583	$1,463,040

9. Effective January 1, 2002 the Company adopted SFAS NO. 142 "Goodwill and Other Intangible Assets" and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Adoption of these statements did not have a material impact on the Company's financial statements. SFAS No. 143 "Accounting for Asset Retirement Obligations" is effective for years beginning after June 30, 2002. Adoption of this statement is not expected to have a material impact on the Company's financial statements.

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

Restatement of Consolidated Financial Statements

In late October 2002, the Company determined that gains from certain sales of excess real estate in 2001 should have been recognized as income. These transactions were previously treated as non-monetary exchanges and no gain was recognized. The effect of recognizing the 2001 gain was to increase first quarter net income by $252,000. The consolidated statement of income and consolidated cash flows for the three months ended March 31, 2001 and the consolidated balance sheets as of March 31, 2002 and December 31, 2001 have been restated to include the effect of recognizing these gains.

Liquidity and Capital Resources

The Company maintains its short- and long-term liquidity through: (1) cash flow from operations; (2) short-term borrowings from bank line of credit arrangements, when needed; and (3) additional long-term debt, when needed.

The Company's financial condition remains strong with working capital of $69.9 million and a current ratio of 2.5. Operating activities provided $3.2 million in cash flow for the first quarter of 2002. The cash flow was used for capital expenditures, dividends and a reduction in short- and long-term debt. Total short- and long-term debt is down $15.3 million from March 31, 2001 and $1.3 million from December 31, 2001. Management believes the Company has adequate financial resources to meet the needs of the foreseeable future.

Results of Operations

The first quarter of 2002 produced sales of $109,696,000 compared to $114,931,000 for the same quarter a year ago. The 4.6% drop in sales reflects sluggish construction and manufacturing activity in many parts of the Company's territory. Electrical/industrial sales fell 15.1% due in part to softening in the Company's integrated supply business, which is heavily dependent upon manufacturing activity. Plumbing sales declined 4.7%. Air conditioning sales, which rely heavily on the equipment replacement market, increased 4.6% for the first quarter of 2002, compared to a year ago. The increase is attributed to the newer air conditioning operations in Florida, most of which opened late in the first quarter of 2001. The Company's gross profit margins declined to 19.5% for the first quarter of 2002 compared to 20.0% for the first quarter of 2001 reflecting the competitive pricing conditions. The combination of lower sales and margins resulted in a $1.6 million decline in gross profit.

Operating expenses were $307,000, or 1.4%, less than the year earlier total. The reduction was achieved even with a 49% decline in non-cash pension income. Pension income from the overfunded pension plan reduced operating expenses $329,000 compared to $645,000 a year ago. Lower personnel and utility costs accounted for much of the decline. Other income is down 3.9% due to less service charges on past due accounts receivable. Interest expense declined by 42.4% due to lower rates and lower average borrowings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOLAND COMPANY

November 18, 2002 Arthur P. Henderson, Jr.

Arthur P. Henderson, Jr.

Vice President-Finance

CERTIFICATIONS

I, Lloyd U. Noland, III, certify that:

1. I have reviewed this amended quarterly report on Form 10-Q of the registrant for the three months ended March 31, 2002.

2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report.

Lloyd U. Noland, III

Name: Lloyd U. Noland, III

Title: Chief Executive Officer

I, Arthur P. Henderson, Jr., certify that:

1. I have reviewed this amended quarterly report on Form 10-Q of the registrant for the three months ended March 31, 2002.

2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report.

Arthur P. Henderson, Jr.

Name: Arthur P. Henderson, Jr. Title: Vice President - Finance