Form 10-Q/A
period 2002-06-30
NOLAND CO
filed 2002-11-25
CIK 72243

3:

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

Yes X No

Outstanding common stock, $10.00 par value at July 16, 2002: 3,557,871 shares.

This report contains 12 pages.

NOLAND COMPANY AND SUBSIDIARY

INDEX

Part 1: FINANCIAL INFORMATION	PAGE NO.

Item 1. Financial Statements

Consolidated Balance Sheets -

June 30, 2002 and Dec. 31, 2001	. . . . . . . .3

Consolidated Statements of Income -

Three Months and Six Months Ended June 30, 2002 and 2001	. . . . . . . .4

Consolidated Statements of Cash Flows -

Six Months Ended June 30, 2002 and 2001	. . . . . . . .5

Notes to Consolidated Financial Statements	. . . . . . . .6

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	. . . . . . . .8

SIGNATURES	. . . . . . . 11

CERTIFICATIONS	. . . . . . . 12

PART 1. FINANCIAL INFORMATION

NOLAND COMPANY AND SUBSIDIARY

Consolidated Balance Sheets

Item 1. Financial Statements

June 30, December 31,

2002 * 2001 *

Assets

Current Assets:

Cash and cash equivalents $ 3,420,888 $ 3,606,187

Accounts receivable, net 61,798,300 56,699,501

Inventory, net 64,494,758 57,743,020

Other current assets 575,270 678,451

Total Current Assets 130,289,216 118,727,159

Property and Equipment, at cost:

Land 18,102,815 17,721,917

Buildings 89,602,855 88,210,396

Equipment and fixtures 67,451,346 66,746,192

Property in excess of current needs 1,530,850 1,539,431

Total 176,687,866 174,217,936

Less accumulated depreciation 91,734,756 89,549,572

Property and Equipment, net 84,953,110 84,668,364

Assets Held for Resale 447,136 447,136

Prepaid Pension 26,463,184 25,804,184

Other Assets 896,199 1,046,201

$243,048,845 $230,693,044

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

Long-term Debt 20,163,000 20,187,000

Deferred Income Taxes 12,499,369 12,668,047

Accrued Postretirement Benefits 2,203,515 2,090,231

Stockholders' Equity:

Capital common stock, par value $10;

authorized, 6,000,000 shares; issued,

3,557,871 and 3,557,829 shares 35,578,710 35,578,290

Retained earnings 113,624,078 111,344,866

Additional paid in capital 158,400 -

Accumulated other comprehensive loss, net of tax (579,814) (303,360)

Unearned compensation, stock plans (528,288) (359,533)

Stockholders' Equity 148,253,086 146,260,263

$243,048,845 $230,693,044

* Restated. See note 2.

The accompanying notes are an integral part of the financial statements.

NOLAND COMPANY AND SUBSIDIARY

Consolidated Statements of Income

Three Months Ended Six Months Ended

June 30, June 30,

2002 2001 2002 2001 *

Merchandise Sales $130,751,726 $127,469,787 $240,447,642 242,400,488

Cost of goods sold:

Purchases and freight-in 111,543,218 101,543,715 198,997,000 192,805,793

Inventory, beginning 56,911,168 64,455,454 57,743,020 65,121,199

Inventory, ending (64,494,759) (63,582,479) (64,494,759)(63,582,479)

Cost of goods sold 103,959,627 102,416,690 192,245,261 194,344,513

Gross profits on sales 26,792,099 25,053,097 48,202,381 48,055,975

Operating expenses 24,201,978 23,327,646 46,018,045 45,451,071

(Gains) from sale of property - - (8,319) (404,568)

Operating profit 2,590,121 1,725,451 2,192,655 3,009,472

Other income:

Cash discounts, net 1,294,182 1,320,073 2,357,949 2,371,265

Service charges 269,809 271,187 542,334 583,612

Miscellaneous 166,901 190,246 357,358 415,794

Total other income 1,730,892 1,781,506 3,257,641 3,370,671

Interest expense 283,436 452,247 580,152 967,786

Income before income taxes 4,037,577 3,054,710 4,870,144 5,412,357

Income taxes 1,532,600 1,159,600 1,848,900 2,054,207

Net income $ 2,504,977 $ 1,895,110 $ 3,021,244 3,358,150

Earnings per share:

Basic $ .71 $ .54 $ .86 $ .95

Diluted $ .71 $ .53 $ .85 $ .94

Average shares outstanding:

Basic 3,517,116 3,540,811 3,519,352 3,545,272

Diluted 3,551,097 3,575,188 3,553,546 3,582,085

Cash dividends per share $ .08 $ .08 $ .16 $ .16

* Restated. See note 2.

The accompanying notes are an integral part of the financial statements.

NOLAND COMPANY AND SUBSIDIARY

Consolidated Statements of Cash Flows

Six Months

Ended June 30,
	2002	2001 *
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,021,244	$3,358,150
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,982,234	4,054,123
Amortization of prepaid pension cost	(659,000)	(1,289,500)
Amortization of unearned compensation-restricted stock	73,842	70,971
Provision for doubtful accounts	1,264,970	529,488
Deferred income taxes	-	153,306
Increase in LIFO Reserve (Gain) on sale of property	370,000 (8,319)	150,000 (404,568)
Change in operating assets and liabilities:
(Increase) in accounts receivable	(6,363,769)	(3,945,993)
(Increase) decrease in inventory	(7,121,738)	1,388,720
Decrease (increase) in other current assets	103,181	2,675,544
Decrease in other assets	150,002	154,564
Increase in accounts payable	11,190,514	2,133,957
(Decrease) in accruals and other liabilities	(1,668,471)	(3,030,733)
Increase (decrease) in accrued income taxes	873,631	(6,926)
Increase in postretirement benefits	113,284	135,836
Total adjustments	2,300,361	2,768,789
Net cash provided by operating activities	5,321,605	6,126,939

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,518,919)	(6,233,285)
Proceeds from sale of assets	260,258	532,539
Net cash used in investing activities	(4,258,661)	(5,700,746)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings - net	1,309,340	5,325,000
(Decrease) increase in bank overdrafts	(1,186,001)	1,141,911
Long-term debt (payments) - net	(545,773)	(5,532,440)
Retirement of common stock	(280,800)	(131,589)
Issuance of common stock	108,420	12,420
Increase in unearned compensation -stock plans	(242,597)	(174,323)
Additional paid in capital	158,400	-
Dividends paid	(569,232)	(573,037)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,248,243)	67,942

CASH AND CASH EQUIVALENTS:
(Decrease) increase during first six months	(185,299)	494,135
Beginning of year	3,606,187	3,349,283
End of first six months	$3,420,888	$3,843,418

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash change in fair value of derivatives	$ 276,454	$ -
* Restated. See note 2.

The accompanying notes are an integral part of the financial statements.

NOLAND COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

1. In the opinion of the Company, the accompanying interim consolidated financial statements of Noland Company and Subsidiary contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of June 30, 2002, as restated, its consolidated results of operations for the three and six months ended June 30, 2002 and 2001, as restated, and its cash flows for the six months ended June 30, 2002 and 2001, as restated. The balance sheet as of December 31, 2001, as restated, was derived from audited financial statements as of that date.

2. In late October 2002, the Company determined that gains from certain sales of excess real estate in 2001 should be recognized as income. These transactions were previously treated as non-monetary exchanges and no gains were recognized. There were no gains in the second quarter of 2002 or 2001. The consolidated statement of income and consolidated statement of cash flows for the six months ended June 30, 2001 and the consolidated balance sheets as of June 30, 2002 and December 31, 2001 have been restated to include the effects of recognizing the gains, as follows:

Consolidated Results of Operations

For the six months ended June 30, 2001

2001

	As Reported	Restated
Gains from sale of property	$ -	$ 404,568
Operating profit	2,604,904	3,009,472
Income before income taxes	5,007,789	5,412,357
Income taxes	1,900,900	2,054,207
Net income	$ 3,106,889	$ 3,358,150
Basic earnings per share	$ .88	$ .95
Diluted earnings per share	$ .87	$ .94
Net cash provided by operating activities	$ 3,186,500	$ 6,126,939
Net cash used in investing activities	$(2,760,306)	$(5,700,746)

Consolidated Balance Sheet

June 30, 2002 December 31, 2001

	As Reported	Restated	As Reported	Restated
Total current assets	$130,283,607	$130,289,216	$118,721,550	$118,727,159
Total property and equipment, net	79,700,100	84,953,110	79,415,354	84,668,364
Total assets	237,790,226	243,048,845	225,434,425	230,693,044
Deferred income taxes	10,497,512	12,499,369	$ 10,666,190	$ 12,668,047
Stockholders' equity	144,996,324	148,253,086	143,003,501	146,260,263
Total liabilities and stockholders' equity	$237,790,226	$243,048,845	$225,434,425	$230,693,044

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

5 Accounts Receivable as of June 30, 2002 and December 31, 2001 are net of allowance for doubtful accounts of $2,361,353 and $2,311,755, respectively. Quarterly bad debt charges, net of recoveries, were $979,521 for 2002 and $262,522 for 2001. Year-to-date bad debt charges, net of recoveries, were $1,264,970 for 2002 and $529,488 for 2001.

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

Restatement of Consolidated Financial Statements

In late October 2002, the Company determined that gains from certain sales of excess real estate in 2001 should have been recognized as income. These transactions were previously treated as non-monetary exchanges and no gain was recognized. The effect of recognizing the 2001 gain was to increase first six months net income by $252,000. The consolidated statement of income and consolidated cash flows for the six months ended June 30, 2001 and the consolidated balance sheets as of June 30, 2002 and December 31, 2001 have been restated to include the affect of recognizing these gains.

Liquidity and Capital Resources

The Company maintains its short- and long-term liquidity through: (1) cash flow from operations; (2) short-term borrowings from bank lines of credit arrangements, when needed; and (3) additional long-term debt, when needed.

The Company's financial condition remains strong with working capital of $70.4 million and a current ratio of 2.17. Cash provided from operations for the first six months of 2002 was $5.3 million compared to $6.1 million for same period of 2001. The cash was used for capital expenditures, to pay down debt and to pay dividends. As discussed in Item 3 below, the Company took steps in 2001 to protect itself against the possibility of a rising interest rate environment. This was done by utilizing a pay-fixed receive-variable interest rate swap. Management believes the Company has adequate financial resources to meet the needs of the foreseeable future.

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

NOLAND COMPANY

November 18, 2002 Arthur P. Henderson, Jr.

Arthur P. Henderson, Jr.

Vice President ' Finance

CERTIFICATIONS

I, Lloyd U. Noland, III, certify that:

1. I have reviewed this amended quarterly report on Form 10-Q of the registrant for the three and six months ended June 30, 2002.

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

Lloyd U. Noland, III

Name: Lloyd U. Noland, III

Title: Chief Executive Officer

I, Arthur P. Henderson, Jr., certify that:

1. I have reviewed this amended quarterly report on Form 10-Q of the registrant for the three and six months ended June 30, 2002.

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