Form 10-K
period 2002-12-31
NOLAND CO
filed 2003-03-24
CIK 72243

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002 Commission file no. 2-27393

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

Yes X No 

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 13, 2003, was approximately $52,445,268.

3,526,991 shares of the Registrants Common Stock were outstanding at the close of business on March 13, 2003.

DOCUMENTS (or portions thereof) INCORPORATED BY REFERENCE
Document	Part of Form 10-K

Portions of Annual Report to Stockholders for the year ended December 31, 2002	Parts II and IV

Portions of Noland Company Proxy Statement for May 1, 2003 Annual Meeting of Stockholders	Parts III and IV

This report contains 45 pages. The exhibit index is shown on page 14 of this 10-K.

Table of Contents

Part I

Item 1. Business .	3
Item 2. Properties .	4
Item 3. Legal Proceedings .	4
Item 4. Submission of Matters to a Vote of Security Holders .	4

Part II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters .	6
Item 6. Selected Financial Data .	6
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations .	6
Item 7A. Quantitative and Qualitative Disclosures about Market Risk .	6
Item 8. Financial Statements and Supplementary Data .	6
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .	7

Part III

Item 10. Directors and Executive Officers of the Registrant .	7
Item 11. Executive Compensation .	7
Item 12. Security Ownership of Certain Beneficial Owners and Management .	7
Item 13. Certain Relationships and Related Transactions .	7
Item 14. Controls and Procedures .	7

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K .	8
Signatures .	10
Certifications .	11
Independent Auditors Report on Financial Statement Schedule .	13
Exhibit Index .	14

PART I

Item 1 Business

Noland Company is a Virginia corporation founded in 1915 and incorporated in 1922. As of December 31, 2002 the Company employed 1,358 persons. The Company is a wholesale distributor of plumbing, air conditioning and electrical/industrial supplies, with branch facilities in a 13 state territory that ranges from Pennsylvania to Florida. It handles products of over 2,000 vendors and sells to thousands of customers in the commercial construction, residential construction and industrial markets of the southeastern United States. The Company also sells air conditioning equipment to customers in Panama and several South American countries.

The wholesale distribution of all products in which the Company is engaged is highly competitive. Competition results primarily from price, service and the availability of goods. Industry statistics indicate that Noland Company is one of the larger companies in its chosen territory.

The Company is focusing more of its efforts on growing air conditioning sales. In 2000, the Company was awarded the distribution rights for Ruud Air Conditioning equipment and supplies in several major markets in Florida. This led to the opening of several new branches to serve this territory, increasing our concentration in the Florida market. At the same time, the demand for electrical/industrial products has declined. Several significant, unprofitable integrated supply contracts were terminated resulting in the closing, in late 2002, of the Company's Industrial Distribution Center. Several profitable integrated supply accounts were transferred to branches closer to the customer.

Total sales of each class of similar products for the last five years are as follows:

	2002	2001	2000	1999	1998	1997	1996
Plumbing	$277,104	$268,610	$279,524	$264,768	$252,835
Air conditioning	137,490	124,029	115,514	119,331	114,043
Electrical/industrial	74,121	85,272	93,676	98,731	98,601
	$488,715	$477,911	$488,714	$482,830	$465,479

Not all branches have all three departments. If a product department does not exist in a particular branch, any sales of that departments products are attributed to the department that makes the sale.

Recognizing the need to improve the efficiency of its supply chain, the Company in 2002 began construction of an $8.4 million Distribution Logistics Center ("DLC") near Richmond, Virginia. This 200,000 square-foot facility, scheduled to open in mid-2003, will allow us to make more products available to our branches in a cost-effective manner and, over time, reduce our total inventory investment. The DLC will also serve as a buffer between our vendors and our branches, allowing delivery lead times to be stabilized.

It is the practice of the Company to carry a full line of inventory items for rapid delivery to customers. At times, advance buying is necessary to ensure the availability of products for sale. The Company also extends credit, and maintains an adequate supply of merchandise which together use most of the Companys working capital. The business in general is seasonal to the extent of the construction industry it supplies.

The amount of the Companys backlog of orders believed to be firm was approximately $30,700,000 and $30,100,000 at December 31, 2002 and 2001, respectively.

The portion of the Companys business with the government and subject to renegotiation is not considered material.

Expenditures for Company-sponsored research and development activities and environmental control facilities in 2002, 2001 and 2000 were immaterial. The Company believes it is in compliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment.

Noland Properties, Inc., the Companys property management subsidiary, has initiated efforts to sell excess property and re-invest the proceeds in income-producing property. These activities are expected to contribute to the bottom line in 2003 and beyond.

Item 2 Properties

The main properties of the Company consist of 98 facilities, including warehouses, offices, showrooms, paved outside storage areas and covered pipe storage sheds. These are located in the following states: Alabama, Arkansas, Florida, Georgia, Kentucky, Maryland, Mississippi, North Carolina, Pennsylvania, South Carolina, Tennessee, Virginia and West Virginia, of which 16 are leased and the remaining 82 are Company owned. The executive office of the Company is located at 80 29th Street, Newport News, Virginia 23607.

In the opinion of management, the aforementioned facilities are suitable for the purposes for which they are used, are adequate for the needs of the business and are in continuous use in the day-to-day course of operations. Management believes the underlying economic value of its facilities is significantly higher than the historical cost shown in the consolidated balance sheet as of December 31, 2002. The Companys policy is to maintain, repair and renovate its properties on a continuing basis, replacing older structures with new buildings and yard facilities as the need for such replacement arises. In addition, reference is made to Note 3 (d), page 15 of the Annual Report to Stockholders, filed as an exhibit hereto, with respect to property in excess of current needs.

Item 3 Legal Proceedings

The information set forth under the above caption is incorporated herein by reference from page 20, Note 14 of the Noland Company Annual Report to Stockholders for the year ended December 31, 2002.

Item 4 Submission of Matters to a Vote of Security Holders

None

Additional Item

Executive Officers of the Registrant
Name	Age	Positions and Offices Held with Registrant	Business Experience During the Past Five Years

Lloyd U. Noland, III	59	Chairman of the Board, President and Director. Officer since 1981	Chief Executive Officer of the Registrant.

Arthur P. Henderson, Jr.	59	Vice President-Finance. Officer since 1983	Chief Financial Officer of the Registrant.

Kenneth C. King	60	Vice President-Marketing and Branch Operations. Officer since 1998	Responsible for the Registrant's Marketing.

Benjamin A. Williams, III	56	Chairman and CEO Noland Properties, Inc a wholly owned subsidiary of registrant since April 2001	Responsible for management of the registrant's real estate activities. Previously a commercial and corporate attorney in private practice.

John E. Gullett	61	Vice President-Corporate Communications. Officer since 1982	Responsible for the Registrant's Corporate Communications Department.

Jean F. Preston	42	Vice President-Corporate Data. Officer since 1999	Responsible for the Registrant's Corporate Data Department. Previously manager of Corporate Data Department.

James E. Sykes, Jr.	59	Treasurer/Secretary. Officer since 1982	Responsible for the Registrant's treasury and accounting functions and secretarial duties.

All executive officers were elected for a term of one year beginning May 1, 2002 and/or until their successors are elected and qualified. None of the executive officers are related by blood, marriage or adoption. Service has been continuous since the date elected to their present positions. There are no arrangements or understandings between any officer and any other person pursuant to which he was elected an officer.

PART II

Item 5 Market for the Registrants Common Equity and Related Stockholder Matters

The information set forth on the inside back cover of the Annual Report to Stockholders contains information concerning the market price of Noland Companys common stock for the past two years, the number of holders thereof and the dividend record with respect thereto for the past two years. This information is incorporated herein by reference.

Item 6 Selected Financial Data

The information set forth under the caption "Ten-Year Review of Selected Financial Data" relating to sales, net income, total assets, long-term debt, net income per share and dividends per share for the years 1993 through 2002 is incorporated herein by reference from page 21 of the Noland Company Annual Report to Stockholders for the year ended December 31, 2002.

Item 7 Managements Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the above caption is incorporated herein by reference from pages 8 and 9 of the Noland Company Annual Report to Stockholders for the year ended December 31, 2002.

Item 7A Quantitative and Qualitative Disclosures About Market Risk

The information set forth under the above caption is incorporated herein by reference from page 9 of the Noland Company Annual Report to Stockholders for the year ended December 31, 2002.

Item 8 Financial Statements and Supplementary Data

The following consolidated financial statements of Noland Company, included in the Annual Report to Stockholders for the year ended December 31, 2002, are incorporated herein by reference:

Annual Report to Stockholders (page)
Independent Auditors' Report	10

Consolidated Statements of Income--
Years ended December 31, 2002, 2001, and 2000	11

Consolidated Balance Sheets--
December 31, 2002, 2001, and 2000	12

Consolidated Statements of Cash Flows--
Years ended December 31, 2002, 2001, and 2000	13

Consolidated Statements of Stockholders' Equity
and Comprehensive Income--
Years ended December 31, 2002, 2001, and 2000	14

Notes to Consolidated Financial Statements--
Years ended December 31, 2002, 2001, and 2000	14-20

The 2001 and 2000 consolidated financial statements were restated in October 2002 to recognize gains from the sales of excess real estate that were previously treated as non-monetary exchanges.

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 10 Directors and Executive Officers of the Registrant

Data relating to Directors is incorporated herein by reference from pages 3, 4 and 5 of the 2003 Noland Company Proxy Statement for the May 1, 2003 Annual Meeting of Stockholders.

Data relating to Executive Officers is included in Part I of this report.

Item 11 Executive Compensation

The information set forth under the caption "Compensation of Executive Officers" on page 6 of the 2003 Noland Company Proxy Statement for the May 1, 2003 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12 Security Ownership of Certain Beneficial Owners and Management

The information set forth under the captions "Voting Securities and Principal Holders Thereof" and "Nominees for Director" on pages 2, 4 and 5 of the 2003 Noland Company Proxy Statement for the May 1, 2003 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13 Certain Relationships and Related Transactions

(a) The Company is in the seventh year of a ten-year agreement to lease its corporate headquarters office building. The building is owned by Basic, Inc. Basic, Inc. owns 893,967 shares of Noland Company stock. The majority of Basic, Inc. stock is owned by The L.U. Noland 1982 Trust, whose trustees are Mr. Lloyd U. Noland, Jr.s wife, Jane K. Noland, and his three children: Lloyd U. Noland III, Susan C. Noland and Anne N. Edwards. The Company pays an annual rental fee of approximately $290,000 per year and bears the direct costs of utilities and real estate taxes. The terms of the lease were based on an evaluation by an independent real estate firm and is considered by management to be an arms length transaction.

(b) Not applicable.

(c) Not applicable.

(d) Not applicable.

Item 14 Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of a date within 90 days of the filing of this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

(b) Changes in Internal Controls: There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART IV

Item 15 Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)Consolidated Financial Statements included in PART II, Item 8 of this report:

Independent Auditors' Report

Consolidated Statements of IncomeYears ended December 31, 2002, 2001, and 2000

Consolidated Balance Sheets December 31, 2002, 2001, and 2000

Consolidated Statements of Stockholders' Equity and Comprehensive Income-Years ended December 31, 2002, 2001, and 2000

Consolidated Statements of Cash Flows Years ended December 31, 2002, 2001, and 2000

Notes to Consolidated Financial Statements-Years ended December 31, 2002, 2001, and 2000

The 2001 and 2000 consolidated financial statements were restated in October 2002 to recognize gains from the sales of excess real estate that were previously treated as non-monetary gains.

With the exception of the aforementioned information incorporated by reference and the information in the 2002 Annual Report to Stockholders on the inside back cover and pages 8, 9, and 21 incorporated in response to Items 5, 6 and 7 in this Form 10-K Annual Report, the 2002 Annual Report to Stockholders is not to be deemed "filed" as part of this report. The individual financial statements of the registrant have not been filed because consolidated financial statements are filed. The registrant is an operating company and the subsidiary is wholly owned.

Financial Statement Schedule included in PART IV of this report:

For the three years ended December 31, 2002

Form 10-K Page(s)

Schedule II Valuation and

Qualifying Accounts 9

Other financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

Independent Auditors' Report

on Consolidated Financial

Statement Schedule 13

The exhibits are listed in the Index of Exhibits required by Item 601 of Regulation S-K at item (c) below.

(b)Reports on Form 8-K None

(c)The Index of Exhibits and any required Exhibits are included beginning at page 14 of this report.

(d)Financial Statement Schedule II

SCHEDULE II

Noland Company and Subsidiary

Valuation and Qualifying Accounts
Column A	Column B	Column C Additions		Column D	Column E

Description	Balance as of January 1	Charged to Costs and Expenses(1)	Charged to Other Accounts	Deductions(2)	Balance at Year-End

Valuation accounts deducted from assets to which they apply doubtful accounts receivable

December 31, 2002	$2,311,755	$1,827,617	$ -	$2,324,273	$1,815,099

December 31, 2001	$1,464,278	$1,860,472	$ -	$1,012,995	$2,311,755

December 31, 2000	$1,008,132	$1,169,009	$ -	$ 712,863	$1,464,278

(1) Net of recoveries on bad debts of $563,823 for 2002, $670,734 for 2001, and $474,796 for 2000.

(2) Represents charges for which reserve was previously provided.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOLAND COMPANY

Lloyd U. Noland, III

March 17, 2003 By 

Chairman of the Board and President

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.
Signature	Title	Date
Lloyd U. Noland, III 	Chairman of the Board, President and Director	March 17, 2003
Lloyd U. Noland, III
Arthur P. Henderson, Jr. 	Vice President-Finance, (Chief Financial Officer) and Director	March 17, 2003
Arthur P. Henderson, Jr.
Kenneth C. King 	Vice President-Marketing and Branch Operations and Director	March 17, 2003
Kenneth C. King

James E. Sykes, Jr. 	Treasurer/Secretary (Chief Accounting Officer)	March 17, 2003
James E. Sykes, Jr.

Allen C. Goolsby, III
	Director	March 17, 2003
Allen C. Goolsby, III

Mark M. Gambill
	Director	March 17, 2003
Mark M. Gambill

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

I, Lloyd U. Noland, III, certify that:

1. I have reviewed this annual report on Form 10-K of the registrant, Noland Company.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Lloyd U. Noland, III

Lloyd U. Noland, III Date March 17, 2003

Chief Executive Officer

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

I, Arthur P. Henderson, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of the registrant, Noland Company.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Arthur P. Henderson, Jr.

Arthur P. Henderson, Jr. Date March 17, 2003

Vice President Finance

INDEPENDENT AUDITORS' REPORT

ON FINANCIAL STATEMENT SCHEDULE



To the Board of Directors and Stockholders of Noland Company:

Under date of February 18, 2003, we reported on the consolidated balance sheets of Noland Company and subsidiary (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the years then ended, as contained in the 2002 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule for the years 2002 and 2001 listed in item 15(a) of this Form 10-K. The financial statement schedule for the years 2002 and 2001 is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion the financial statement schedule for the years 2002 and 2001, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Norfolk, Virginia

February 18, 2003

EXHIBIT INDEX
Exhibit Number	Exhibit	Page

(2)	Plan of acquisition, reorganization, liquidation or succession	Not Applicable

(3)	Articles of Incorporation and Bylaws	Previously Filed

(4)	Instruments defining the rights of Security holders, including indentures	Not Applicable

(9)	Voting Trust Agreement	Not Applicable

(10)	(i) Restricted Stock Plan	Previously Filed
	(ii) 1999 Outside Directors Stock Plan	Previously Filed
	(iii) Noland Company Common Stock Benefit Trust	Previously Filed

(11)	Statement regarding computation of per share earnings clearly determinable	Not Applicable

(12)	Statement regarding computation of ratios	Not Applicable

(13)	Portions of Annual Report to Stockholders	15

(16)	Letter regarding change in a certifying accountant	Not Applicable

(18)	Letter regarding change in accounting principles	Not Applicable

(21)	Subsidiary of the registrant	Previously Filed

(22)	Published report regarding matters submitted to vote of security holders	Not Applicable

(23)	Consents of experts and counsel	Not Applicable

(24)	Power of Attorney	Not Applicable

(28)	Information from reports furnished to state insurance regulatory authority	Not Applicable

(99-1)	Opinion of Former Independent Accountants	44

(99-2)	Certification under Section 906 of the Sarbanes-Oxley Act of 2002	45

As to any security holder requesting a copy of the Form 10-K, the Company will furnish any exhibit indicated in the above list as filed with the Form 10-K upon payment to it of its expenses in furnishing such exhibit.