Form 10-Q
period 2003-03-31
NOLAND CO
filed 2003-05-01
CIK 72243

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2003 Commission file no. 2-27393

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

Yes X No

Outstanding common stock, $10.00 par value at April 24, 2003: 3,478,050 shares.

This report contains 16 pages.

NOLAND COMPANY AND SUBSIDIARIES

INDEX
Part 1: FINANCIAL INFORMATION	PAGE NO.

Item 1. Financial Statements

Consolidated Balance Sheets -
March 31, 2003 (Unaudited) and Dec. 31, 2002 (Audited)	. . . . . . . . .3

Unaudited Consolidated Statements of Income -
Three Months Ended March 31, 2003 and 2002	. . . . . . . . .4

Unaudited Consolidated Statements of Cash Flows -
Three Months Ended March 31, 2003 and 2002	. . . . . . . . .5

Notes to Unaudited Consolidated Financial Statements	. . . . . . . . .6

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations	. . . . . . . . .8

Item 3. Qualitative and Quantitative Disclosures About
Market Risk	. . . . . . . . 10

Item 4. Controls and Procedures	. . . . . . . . 11

Part II. OTHER INFORMATION

Items 1, 2, 3, 4, 5, and 6	. . . . . . . . 12

SIGNATURE	. . . . . . . . 13

CERTIFICATIONS	. . . . . . . . 14

FINANCIAL INFORMATION

NOLAND COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

Item 1. Financial Statements

March 31, December 31,

2003 2002

(Unaudited) (Audited)

Assets

Current Assets:

Cash and cash equivalents $ 4,081,729 $ 5,752,095

Trade accounts receivable, net 51,951,021 53,989,145

Inventory, net 60,883,700 60,869,800

Other current assets 4,746,972 1,321,661

Total Current Assets 121,663,422 121,932,701

Property and Equipment, at cost:

Land 17,702,256 17,363,297

Buildings 98,426,449 97,081,328

Equipment and fixtures 68,182,685 67,633,018

Property in excess of current needs 2,904,249 3,630,246

Total 187,215,639 185,707,889

Less accumulated depreciation 89,388,369 92,747,494

Property and Equipment, net 97,827,270 92,960,395

Assets Held for Resale 447,136 447,136

Prepaid Pension 27,223,056 27,275,056

Other Assets 936,977 997,506

$248,097,861 $243,612,794

Liabilities and Stockholders' Equity

Current Liabilities:

Notes payable - short term borrowings $ 4,333,828 $ -

Current maturity of long-term debt 504,895 434,761

Book overdrafts 5,179,958 6,589,929

Accounts payable 29,623,874 30,330,914

Other accruals and liabilities 13,558,815 15,707,987

Federal and state income taxes 2,163,257 1,288,830

Total Current Liabilities 55,364,627 54,352,421

Long-term Debt 22,248,517 20,163,000

Deferred Income Taxes 13,906,324 13,932,340

Accrued Postretirement Benefits 2,165,273 2,154,791

Total Liabilities 93,684,741 90,602,552

Stockholders' Equity:

Capital common stock, par value $10;

authorized, 6,000,000 shares; issued,

3,478,050 and 3,526,991 shares 34,780,500 35,269,910

Retained earnings 120,955,454 119,086,490

Additional paid in capital 150,400 158,400

Accumulated other comprehensive loss,

net of tax (1,133,681) (1,091,053)

Unearned compensation, stock plans (339,553) (413,505)

Total Stockholders' Equity 154,413,120 153,010,242

$248,097,861 $243,612,794

The accompanying notes are an integral part of the consolidated financial statements.

NOLAND COMPANY AND SUBSIDIARIES

Unaudited Consolidated Statements of Income

Three Months Ended

March 31,

2003 2002

Merchandise sales, net $110,162,607 $109,013,600

Cost of goods sold:

Purchases and freight-in 85,259,266 85,707,699

Inventory, beginning 60,869,800 57,743,020

Inventory, ending (60,883,700) (56,911,168)

Cost of goods sold 85,245,366 86,539,551

Gross profit on sales 24,917,241 22,474,049

Operating expenses 23,115,452 21,816,067

Gains from sale of property (3,420,886) (8,319)

Operating profit 5,222,675 666,301

Other income:

Service charges 310,204 272,525

Miscellaneous 336,341 190,457

Total other income 646,545 462,982

Interest expense 298,102 296,716

Income before income taxes 5,571,118 832,567

Income taxes 2,150,900 316,300

Net income $ 3,420,218 $ 516,267

Earnings per share:

Basic $ .98 $ .15

Diluted $ .97 $ .15

Average shares outstanding:

Basic 3,485,676 3,522,580

Diluted 3,512,515 3,549,517

Cash dividends per share $ .08 $ .08

The accompanying notes are an integral part of the consolidated financial statements.

NOLAND COMPANY AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

Three Months

Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,420,218	$ 516,267
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,978,173	2,000,305
Decrease (increase) in prepaid pension cost	52,000	(328,600)
Increase in accrued post retirement benefits	10,482	44,442
Provision for doubtful accounts	335,004	285,449
Increase in LIFO reserve	135,000	192,500
Gains from sale of property	(3,420,886)	(8,319)
Amortization of unearned compensation-restricted stock	39,457	34,577
Change in operating assets and liabilities:
Decrease in trade accounts receivable	1,703,120	2,120,404
(Increase) decrease in inventory	(148,900)	639,352
Increase in other current assets	(3,425,311)	(105,357)
Decrease in other assets	58,987	88,967
(Decrease) increase in accounts payable	(707,040)	562,635
(Decrease) in other accruals and liabilities	(2,217,816)	(2,894,918)
Increase in federal and state income taxes	874,427	40,388
Total adjustments	4,733,303	2,671,825
Net cash (used in) provided by operating activities	(1,313,085)	3,188,092

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,998,487)	(1,639,068)
Proceeds from sale of assets	4,575,867	108,768
Net cash used in investing activities	(3,422,620)	(1,530,300)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in book overdrafts	(1,409,971)	(608,399)
Short-term debt borrowings (repayments) net	4,333,828	(1,010,533)
Long-term debt borrowings	2,200,000	-
Long-term debt repayments	(44,349)	(286,219)
(Increase) decrease in unearned compensation stock plans	(15,843)	11,901
Retirement of common stock	(1,716,200)	-
Dividends paid	(282,126)	(284,671)
Net cash provided by (used in) financing activities	3,065,339	(2,177,921)

CASH AND CASH EQUIVALENTS:
Decrease during first quarter	(1,670,366)	(520,129)
Beginning of year	5,752,095	3,606,187
End of first quarter	$4,081,729	$3,086,058
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash change in fair value of derivatives, net of tax	$ (42,628)	$__101,316

The accompanying notes are an integral part of the consolidated financial statements.

NOLAND COMPANY AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1. In the opinion of Management, the accompanying interim consolidated financial statements of Noland Company and Subsidiaries contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of March 31, 2003, and its consolidated results of operations and cash flows for the three months ended March 31, 2003 and 2002. The balance sheet as of December 31, 2002 was derived from audited financial statements as of that date.

2. The Notes to Consolidated Financial Statements included in the Company's December 31, 2002 Annual Report on Form 10-K are an integral part of the interim unaudited financial statements. The Company takes a physical inventory in the fourth quarter of each year. The Company uses estimated gross profit rates to determine cost of goods sold during interim periods. In addition, the Company makes certain estimates to compute the LIFO reserve. The rate of inflation/deflation for an interim period is not necessarily consistent with the full year rate of inflation/deflation. Year-end inventory adjustments to reflect actual inventory levels are made in the fourth quarter.

3. The consolidated financial statements include the accounts of Noland Company and its wholly owned subsidiary, Noland Properties, Incorporated. Noland Properties Incorporated has one wholly owned limited liability company which in turn owns two limited liability companies.

4. Due to the seasonal nature of the construction industry supplied by the registrant, results of operations for the quarter ended March 31, 2003 are not necessarily indicative of the results for the full year.

5. Trade accounts receivable as of March 31, 2003 and December 31, 2002 are net of allowance for doubtful accounts of $2,150,000 and $1,815,000, respectively. Quarterly bad debt charges, net of recoveries, were $294,000 for 2003 and $285,000 for 2002.

6. In January 2003 a subsidiary of the Company entered into a ten-year term loan in the amount of $2,200,000 with a commercial bank to purchase property in Chattanooga, Tennessee. Interest is computed at a rate equal to the 30-day LIBOR plus .75%. Principal and interest is payable monthly in the fixed amount of $17,708 with a balloon payment of $950,000 in the last month of the loan term. The property is pledged as collateral and all rents, profits and leases earned from the property have been assigned to the bank as beneficiary of the deed of trust. Noland Company has guaranteed repayment of the loan. At March 31, 2003 the Company had three interest rate swap agreements with an aggregate notional amount of $22,275,000 that reduce its exposure to market risks from changing interest rates. Under the swap agreements, the Company has agreed to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to the notional principal amount. Any differences paid or received on interest rate swap agreements are recognized as adjustments to interest expense over the life of each swap, thereby adjusting the effective interest rate on the underlying obligation. The Company does not hold or issue such financial instruments for trading purposes. Derivatives used for hedging purposes must be designated as, and effective as, a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in the fair value of the derivative contract must be highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract. The agreements are accounted for as cash flow hedges in accordance with Statement of Financial Accounting Standard ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138.

During the three months ended March 31, 2003 and 2002, the Company reclassified $191,378 and $161,766, respectively, from other comprehensive income ("OCI") to current period interest expense. The net deferred loss recorded in OCI will be reclassified to earnings as interest payments occur. As of March 31, 2003, approximately $765,000 in deferred losses on derivative instruments accumulated in OCI is expected to be reclassified to earnings during the next twelve months.

8. The difference in diluted and basic weighted average shares outstanding used to calculate earnings per share is due to non-vested shares of restricted stock.

9. The Company began netting cash discounts allowed against sales and cash discounts earned against purchases in the first quarter of 2003 to better reflect the gross margin of profit on sales. Previously net cash discounts were reported as other income. Cash discounts allowed and cash discounts earned have been reclassified from other income to sales and purchases, respectively, for the first quarter of 2002.

10. Comprehensive income consists of net income and changes in the fair value of derivative instruments. The components of comprehensive income for the three months ended March 31, 2003 and 2002 are as follows:

Three Months Ended

March 31,

	2003	2002
Net income	$3,420,218	$516,267
(Loss) gain on derivative
instruments	(68,644)	163,135
Income tax benefit
(expense)	26,016	(61,819)
Comprehensive income	$3,377,606	$617,583

11. Effective January 1, 2003 the Company adopted SFAS NO. 143 "Accounting for Asset Retirement Obligations;" SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities;" and Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor." Adoption of these statements did not have a material impact on the Company's financial statements.

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

The Company's financial condition remains strong with working capital of $66.3 million and a current ratio of 2.2 to 1. During the first quarter of 2003 the Company's cash position declined $1.7 million primarily as a result of capital expenditures of $8.0. Future capital expenditures will be financed from additional debt, proceeds from selling excess real estate and operating cash flow. Management believes the Company has adequate financial resources to meet the needs of the foreseeable future.

The Company also purchased and retired 47,300 shares of its common stock at a cost of $1.7 million in the first quarter of 2003. In addition, 2,000 shares of restricted stock were forfeited and retired.

Results of Operations

The first quarter of 2003 produced sales of $110.2 million compared to $109.0 million for the same quarter a year ago. The 1.1% increase in sales was driven by a 17.3% increase in air conditioning sales for the first quarter of 2003 compared to the first quarter of 2002. Electrical/industrial sales fell 20.9% due the elimination of several unprofitable integrated supply contracts in 2002 and plumbing sales were flat as a result of poor weather conditions throughout much of the Company's territory. The Company's gross profit margins increased to 22.6% for the first quarter of 2003 compared to 20.6% for the first quarter of 2002 reflecting better pricing conditions. In the first quarter of 2003 the Company began reporting cash discounts allowed for early payment of receivables as a reduction of sales and cash discounts taken by the Company for the early payment of inventory purchases as a reduction in cost of purchases. Previously net cash discounts were reported as other income. The effect was to increase gross profit by $989,000 in the first quarter of 2003 and $1.1 million in the first quarter 2002 and reduce other income by a like amount.

Operating profit for the first quarter of 2003 benefited from $3.4 million more in gains on the sales of excess real estate compared in the first quarter of 2002.

Operating expenses were $1.3 million, or 6.0%, higher than the year earlier total. The increase is due in part to a non-cash pension charge and increases in casualty insurance and energy-related costs. Pension expense increased operating expenses $52,000 compared to decreasing operating expenses $329,000 a year ago. Interest expense was flat.

The Company is guardedly upbeat about the prospects for the remainder of the year. It remains to be seen whether there will be a post-war rebound in the economy, but having gotten through a wet first quarter unscathed, we believe we are better positioned than ever to capitalize on any opportunities the economy presents us in the coming months.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company's market risk exposure comes from changes in interest rates and inflationary pressures. Reported results, for the most part, reflect the impact of inflation/deflation because of the Company's use of the LIFO (last in, first out) inventory method. This method tends to remove artificial profits induced by inflation and presents operating results in truer, more absolute terms. The objective in managing the Company's exposure to interest rate changes is to limit the impact of rate changes on earnings, cash flow, and to lower overall borrowing cost. The Company is a party to three separate interest rate swaps to manage it's exposure to interest rate changes on it's borrowings. The swaps are with financial institutions that have investment grade credit ratings, minimizing the risk of credit loss. All swaps are non-trading. At March 31, 2003, the Company had three swap agreements with an aggregate notional amount of $22.3 million to manage interest rate changes related to the Company's industrial revenue bonds, a portion of its revolving credit agreement and its term loan. The swaps effectively convert the variable rate borrowings (LIBOR and BMA Municipal Swap Index) into fixed rate borrowings with fixed rates of 5.36%, 4.22% and 5.27%, respectively.

SFAS No. 133 "Accounting for Certain Derivative Instruments and Certain Hedging Activities," as amended by SFAS No. 138, requires all derivatives to be recorded as an asset or liability on the balance sheet at fair value. For a derivative designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded in OCI and recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. OCI was reduced $43,000, net of a tax benefit of $26,000, for the quarter ended March 31, 2003 compared to an increase in OCI of $101,000, net of tax expense of $62,000 for the quarter ended March 31, 2002.

In addition, the Company's pension plan is over-funded, resulting in a prepaid pension asset. The prepaid pension asset is subject to change based on the performance of the plan investments and the discount rate. Changes in the investment performance and discount rate may cause the amount of pension income to increase or decrease from year to year. The discount rate used to calculate the 2003 pension expense declined resulting in pension expense for the first quarter of 2003 compared to a pension credit in 2002's first quarter.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures Based on their evaluation, as of a date, within 90 days prior to the date of the filing of this report on Form 10-Q, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a 14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the principal executive officer and the principal financial officer of the Company have concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

Changes in Internal Controls Subsequent to the date of their evaluation, there have not been any significant changes in the Companys internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1. None

Item 2. None

Item 3. None

Item 4. None

Item 5. None

Item 6. Exhibits and Reports on 8-K

    Exhibits:

99-1 Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on 8-K: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOLAND COMPANY

May 1, 2003 Arthur P. Henderson, Jr.

Arthur P. Henderson, Jr.

Vice President-Finance

CERTIFICATIONS

I, Lloyd U. Noland III, Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Noland Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

Date: May 1, 2003 Signature: Lloyd U. Noland, III

Lloyd U. Noland, III

Chief Executive Officer

CERTIFICATIONS

I, Arthur P. Henderson, Jr, Vice President of Finance, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Noland Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

Date: May 1, 2003 Signature: Arthur P. Henderson, Jr.

Arthur P. Henderson, Jr.

Vice President of Finance