Form 10-Q
period 2003-07-31
NOLAND CO
filed 2003-08-06
CIK 72243

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2003 Commission file no. 2-27393

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

Yes X No

Outstanding common stock, $10.00 par value at July 31, 2003: 3,372,593 shares.

This report contains 17 pages.

NOLAND COMPANY AND SUBSIDIARIES

INDEX

Part I. FINANCIAL INFORMATION	PAGE NO.

Item 1. Financial Statements

Consolidated Balance Sheets -
June 30, 2003 (Unaudited) and Dec. 31, 2002 (Audited)	. . . . . . . .3

Unaudited Consolidated Statements of Income -
Three Months and Six Months Ended June 30, 2003 and 2002	. . . . . . . .4

Unaudited Consolidated Statements of Cash Flows -
Six Months Ended June 30, 2003 and 2002	. . . . . . . .5

Notes to Unaudited Consolidated Financial Statements	. . . . . . . .6

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	. . . . . . . .8

Item 3. Qualitative and Quantitative Disclosures
About Market Risk	. . . . . . . 10

Item 4. Controls and Procedures	. . . . . . . 11

Part II. Other Information

Item 1. Legal Matters	. . . . . . . 12

Item 4. Submission of Matters to a Vote of Security
Holders	. . . . . . . 12

Item 6. Exhibits and Reports on 8-K	. . . . . . . 13

SIGNATURE	. . . . . . . 14

EXHIBITS	. . . . . . . 15

PART I. FINANCIAL INFORMATION

NOLAND COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

Item 1. Financial Statements

June 30, December 31,

2003 2002

(unaudited) (audited)

Assets

Current Assets:

Cash and cash equivalents $ 4,267,672 $ 5,752,095

Accounts receivable, net 57,179,768 53,989,145

Inventory, net 61,517,106 60,869,800

Other current assets 1,273,501 1,321,661

Total Current Assets 124,238,047 121,932,701

Property and Equipment, at cost:

Land 17,265,260 17,363,297

Buildings 102,226,746 97,081,328

Equipment and fixtures 69,329,618 67,633,018

Property in excess of current needs 4,446,401 3,630,246

Total 193,268,025 185,707,889

Less accumulated depreciation 88,772,875 92,747,494

Property and Equipment, net 104,495,150 92,960,395

Assets Held for Resale 447,136 447,136

Prepaid Pension 27,171,056 27,275,056

Other Assets 1,454,263 997,506

$257,805,652 $243,612,794

Liabilities and Stockholders' Equity

Current Liabilities:

Notes payable - short-term borrowings $ 9,427,326 $ -

Current maturity of long-term debt 527,440 434,761

Book overdrafts 5,614,525 6,589,929

Accounts payable 29,905,767 30,330,914

Other accruals and liabilities 14,865,035 15,707,987

Federal and state income taxes 2,240,439 1,288,830

Total Current Liabilities 62,580,532 54,352,421

Long-term Debt 27,197,291 20,163,000

Deferred Income Taxes 13,827,988 13,932,340

Accrued Postretirement Benefits 2,211,922 2,154,791

Total Liabilities $105,817,733 $90,602,552

Stockholders' Equity:

Capital common stock, par value $10;

authorized, 6,000,000 shares; issued,

3,372,593 and 3,526,991 shares 33,725,930 35,269,910

Retained earnings 119,737,702 119,086,490

Additional paid in capital 416,510 158,400

Accumulated other comprehensive loss, net of tax (1,262,038) (1,091,053)

Unearned compensation, stock plans (630,185) (413,505)

Stockholders' Equity 151,987,919 153,010,242

$257,805,652 $243,612,794

The accompanying notes are an integral part of the financial statements.

NOLAND COMPANY AND SUBSIDIARIES

Unaudited Consolidated Statements of Income

Three Months Ended Six Months Ended

June 30, June 30,

2003 2002 2003 2002

Merchandise Sales $122,532,036 $129,988,375 $232,694,643 $239,001,975

Cost of goods sold:

Purchases and freight-in 96,213,605 109,485,685 181,472,871 195,193,384

Inventory, beginning 60,883,700 56,911,168 60,869,800 57,743,020

Inventory, ending (61,517,106) (64,494,759) (61,517,106) (64,494,759)

Cost of goods sold 95,580,199 101,902,094 180,825,565 188,441,645

Gross profit on sales 26,951,837 28,086,281 51,869,078 50,560,330

Operating expenses 23,646,220 24,201,978 46,761,672 46,018,045

(Gains) from sale of property (424,433) - (3,845,319) (8,319)

Operating profit 3,730,050 3,884,303 8,952,725 4,550,604

Other income:

Service charges 302,490 269,809 612,694 542,334

Miscellaneous 403,546 166,901 739,887 357,358

Total other income 706,036 436,710 1,352,581 899,692

Interest expense 321,415 283,436 619,517 580,152

Income before income taxes 4,114,671 4,037,577 9,685,789 4,870,144

Income taxes 1,610,400 1,532,600 3,761,300 1,848,900

Net income $ 2,504,271 $ 2,504,977 $ 5,924,489 $ 3,021,244

Earnings per share:

Basic $ .73 $ .71 $ 1.72 $ .86

Diluted $ .73 $ .71 $ 1.70 $ .85

Average shares outstanding:

Basic 3,422,360 3,517,116 3,453,843 3,519,352

Diluted 3,451,719 3,551,097 3,485,671 3,553,546

Cash dividends per share $ .08 $ .08 $ .16 $ .16

The accompanying notes are an integral part of the financial statements.

NOLAND COMPANY AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

Six Months

Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,924,489	$3,021,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,901,083	3,982,234
Decrease (increase) in prepaid pension cost	104,000	(659,000)
Increase in accrued postretirement benefits	57,131	113,284
Amortization of unearned compensation-restricted stock	96,615	73,842
Provision for doubtful accounts	670,008	1,338,331
Increase in LIFO Reserve Gains from sale of property	250,000 (3,845,319)	370,000 (8,319)
Change in operating assets and liabilities:
(Increase) in accounts receivable	(3,860,631)	(6,437,130)
(Increase) in inventory	(897,306)	(7,121,738)
Decrease in other current assets	48,160	103,181
(Increase) decrease in other assets	(459,841)	150,002
(Decrease) increase in accounts payable	(425,147)	11,190,514
(Decrease) in accruals and other liabilities	(1,118,289)	(1,668,471)
Increase in accrued income taxes	951,609	873,631
Total adjustments	(4,527,927)	2,300,361
Net cash provided by operating activities	1,396,562	5,321,605

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(19,581,911)	(4,518,919)
Proceeds from sale of assets	7,994,476	260,258
Net cash used in investing activities	(11,587,435)	(4,258,661)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings - net	9,427,326	1,309,340
(Decrease) in bank overdrafts	(975,404)	(1,186,001)
Long-term debt borrowings (payments)- net	7,126,970	(545,773)
Purchase of common stock	(6,307,617)	(256,577)
Dividends paid	(564,825)	(569,232)
Net cash provided by (used in) financing activities	8,706,450	(1,248,243)

CASH AND CASH EQUIVALENTS:
(Decrease) during first six months	(1,484,423)	(185,299)
Beginning of year	5,752,095	3,606,187
End of first six months	$4,267,672	$3,420,888

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash change in fair value of derivatives	$ 170,984	$ 276,454
Common stock and additional paid in capital related
to equity compensation plans	$ 367,223	$ 242,597

The accompanying notes are an integral part of the financial statements.

NOLAND COMPANY AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1. In the opinion of the Company, the accompanying interim consolidated financial statements of Noland Company and Subsidiaries contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of June 30, 2003, and its consolidated results of operations and cash flows for the three and six months ended June 30, 2003 and 2002. The balance sheet as of December 31, 2002 was derived from audited financial statements as of that date.

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

3. The consolidated financial statements include the accounts of Noland Company and its wholly owned subsidiary Noland Properties, Incorporated. Noland Properties, Incorporated has one wholly owned limited liability company which in turn owns two limited liability companies.

4. Due to the seasonal nature of the construction industry supplied by the registrant, results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results for the full year.

5. Trade accounts receivable as of June 30, 2003 and December 31, 2002 are net of allowance for doubtful accounts of $1,425,377 and $1,815,000, respectively. Quarterly bad debt charges, net of recoveries, were $297,481 for 2003 and $979,521 for 2002. Year-to-date bad debt charges, net of recoveries, were $591,481 for 2003 and $1,264,970 for 2002.

6. Since December 31, 2002 the Company has acquired 163,966 shares of its common stock. In addition, 9,568 shares of common stock were issued through equity compensation plans. The issuance of these shares increased additional paid in capital and unearned compensation.

7. During the three and six months ended June 30, 2003, the Company reclassified $197,000 and $390,000, respectively, from other comprehensive income ("OCI") to current period interest expense as required by SFAS No 133 "Accounting for Derivative Instruments and Hedging Activities." Comparable amounts for the three and six months ended June 30, 2002 are $212,000 and $374,000, respectively. The net deferred loss recorded in OCI will be reclassified to earnings as interest payments occur. As of June 30, 2003, approximately $627,000 in deferred losses on derivative instruments accumulated in OCI is expected to be reclassified to earnings during the next twelve months.

8. The difference in diluted and basic average shares outstanding used to calculate earnings per share is due to non-vested shares of restricted stock.

9. The Company began netting cash discounts allowed against sales and cash discounts earned against purchases in the first quarter of 2003 to better reflect the gross margin of profit on sales. Previously net cash discounts were reported as other income. Cash discounts allowed and cash discounts earned have been reclassified from other income to sales and purchases, respectively, for the second quarter and first six months of 2002.

10. Comprehensive income consists of net income and changes in the fair value of derivative instruments. The components of comprehensive income for the three and six months ended June 30, 2003 and 2002 are as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2003	2002	2003	2002

Net income	$2,504,271	$2,504,977	$5,924,489	$3,021,244
Loss on derivative
instruments	(206,692)	(608,267)	(275,337)	(445,132)
Income tax benefit	78,336	230,497	104,352	168,678
Comprehensive income	$2,375,915	$2,127,207	$5,753,504	$2,744,790

11. The Financial Accounting Standards Board has issued Statements of Financial Accounting Standards ("SFAS") Nos. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" and 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities" that are relevant to Noland Company. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. SFAS No. 150 is effective beginning July 1, 2003 for Noland Company. Adoption of these statements is not expected to have a material impact on the Company's financial statements.

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

The Company's debt increased $16.6 million since December 31, 2002. The additional debt was used for capital expenditures and the purchase of 161,966 shares of its common stock. The cost to repurchase the shares was $6.3 million. In addition, 2,000 shares of restricted stock were forfeited. Capital expenditures were $19.6 million in the first six months of 2003 for the purchase of a new airplane, construction of the new distribution center and the purchase of property in Roanoke, Virginia. Proceeds from selling excess real estate provided a portion of the funds for the projects. Management believes the Company has adequate financial resources to meet the needs of the foreseeable future.

Results of Operations

The cool and wet spring weather conditions adversely affected sales resulting in second-quarter 2003 sales of $122.5 million. This was 5.7 percent less than the $130.0 million total for 2002's second quarter. Plumbing sales declined 8.7 percent in part due to the weather conditions that affected new construction. Air conditioning sales rose 8.1 percent reflecting our recent success in growing this part of our business. Electrical/industrial sales declined 22.5 percent with the elimination of several unprofitable integrated supply contracts in 2002. Sales for the first six months of 2003 were $232.7 million, 2.6 percent less than the $239.0 million total for the year-earlier period. The gross margin of profit rose from 21.6 percent in the second quarter of 2002 to 22.0 percent in second quarter 2003, reflecting better pricing conditions. For the first six months of 2003, gross margins increased from 21.2 percent to 22.3 percent. In the first quarter of 2003 the Company began reporting cash discounts allowed for early payment of receivables as a reduction of sales and cash discounts taken for the early payment of inventory purchases as a reduction in cost of purchases. Previously, net cash discounts were reported as other income. Cash discounts allowed and cash discounts earned have been reclassified from other income for the three and six months ended June 30, 2002.

Operating expenses for the second quarter of 2003 were down 2.3 percent compared to the second quarter of 2002. The decline is largely due to a reduction in personnel-related cost, closing several unprofitable branches, and higher bad debts in the second quarter of 2002 stemming from two large accounts. Operating expenses for the first six months of 2003 are up 1.6 percent due to increased insurance expense, truck repairs, and a decline in non-cash pension credits. Operating expenses for the quarter and first six months were affected by pension accounting. Pension expense was $52,000 and $104,000 for the three and six months ended June 30, 2003 compared to pension income of $330,000 and $659,000 for the same periods in 2002.

Operating profit for the three and six months ended June 30, 2003 benefited from gains on the sale of excess real estate and the Company's airplane in the amount of $424,000 and $3,845,000 respectively. Interest expense for the quarter and first six months is up 13.4 and 6.8 percent, respectively compared to 2002 as a result of increased borrowings.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company's market risk exposure comes from changes in interest rates and inflationary pressures. Reported results, for the most part, reflect the impact of inflation/deflation because of the Company's use of the LIFO (last in, first out) inventory method. This method tends to remove artificial profits induced by inflation and presents operating results in truer, more absolute terms. The objective in managing the Company's exposure to interest rate changes is to limit the impact of rate changes on earnings, cash flow, and to lower overall borrowing cost. The Company is a party to three separate interest rate swaps to manage its exposure to interest rate changes on its borrowings. The swaps are with financial institutions that have investment grade credit ratings, minimizing the risk of credit loss. All swaps are non-trading. At June 30, 2003, the Company had three swap agreements with an aggregate notional amount of $22.2 million to manage interest rate changes related to the Company's industrial revenue bonds, a portion of its revolving credit agreement and its term loan. The swaps effectively convert the variable rate borrowings (LIBOR and BMA Municipal Swap Index) into fixed rate borrowings with fixed rates of 5.36%, 4.22% and 5.27%, respectively.

SFAS No. 133 "Accounting for Certain Derivative Instruments and Certain Hedging Activities," as amended by SFAS No. 138, requires all derivatives to be recorded as an asset or liability on the balance sheet at fair value. For a derivative designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded in OCI and recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. OCI was reduced $128,000, net of a tax benefit of $78,000, for the three months ended June 30, 2003 and $171,000, net of a tax benefit of $104,000, for the six months ended June 30, 2003. Comparable amounts for the three and six months ended June 30, 2002 were $378,000, net of a tax benefit of $230,000 and $276,000, net of a tax benefit of $169,000, respectively.

In addition, the Company's pension plan is over-funded, resulting in a prepaid pension asset. The prepaid pension asset is subject to change based on the performance of the plan investments and the discount rate. Changes in the investment performance and discount rate may cause the amount of pension income to increase or decrease from year to year. The discount rate used to calculate the 2003 pension expense declined resulting in pension expense for the second quarter and first six months of 2003 compared to a pension credit in 2002's second quarter and first six months.

Item 4. Controls and Procedures

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2003. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company's periodic SEC filings within the required time period. There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Matters

As reported previously, Noland Company is a defendant in personal injury claims based on alleged past exposure to asbestos-containing products or materials produced by others and allegedly distributed by the Company years ago. Since the early 1990s, the Company has been sued many times, along with a large number of other companies, by one law firm in cases that allege asbestos-related injuries to persons in the maritime industry. In none of these suits has a link to the Company been substantiated, and most of them already have been dismissed.

The Company also has been named as one of the defendants in various other asbestos-related suits within its operating footprint in which a connection to the Company was alleged. Some of these suits have been dismissed with prejudice and several have been settled through the Company's insurance carrier and some are still pending and are being defended. Management does not consider the foregoing suits, individually or in the aggregate, to be material to the Company.

The Company has also been named as one of the defendants in approximately seventeen hundred asbestos-related suits filed by one law firm in the Circuit Court for Newport News, Virginia or in the Circuit Court for Portsmouth, Virginia. At this time it is still not possible to fully evaluate the merits of these new suits. The Company is not aware of any relationship between the Company and any of the plaintiffs; nor does is have any information as to the extent of any injury that may have been suffered by any of them. All of these cases will be defended vigorously.

Item 4. Submission of Matters to a Vote of Securities Holders

a) The Company's 2002 Annual Meeting of Stockholders was held on April 18, 2003. Holders of 3,339,827 shares, 94.69 percent of outstanding shares, were present in person or by proxy.

b) The Company's management solicited proxies pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statement. The following nominees were elected pursuant to the vote of the stockholders:
Name	For	Authority Withheld
Thomas N. Allen	3,338,741	1,086
Mark M. Gambill	3,338,741	1,086
Allen C. Goolsby	3,338,741	1,086
Arthur P. Henderson, Jr.	3,338,741	1,086
Kenneth C. King	3,338,741	1,086
C. Edward Pleasants	3,338,741	1,086
Lloyd U. Noland, III	3,335,041	4,786

Item 6. Exhibits and Reports on 8-K

a) Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on 8-K:

A report on Form 8-K was filed on April 25, 2003 to file the earnings release for the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOLAND COMPANY

August 5, 2003 Arthur P. Henderson, Jr.

Arthur P. Henderson, Jr.

Vice President Finance

Exhibit 31.1

I, Lloyd U. Noland III, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Noland Company;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) (Intentionally omitted)

c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 5, 2003 Signature: Lloyd U. Noland, III

Lloyd U. Noland, III

Chief Executive Officer

Exhibit 31.2

I, Arthur P. Henderson, Jr, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Noland Company;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) (Intentionally omitted)

c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 5, 2003 Signature: Arthur P. Henderson, Jr.

Arthur P. Henderson, Jr.

Vice President of Finance

Exhibit 32.1

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned certifies that this periodic report for the quarter ended June 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 and that information contained in this periodic report fairly presents, in all material respects, the financial condition and results of operations of Noland Company.

Lloyd U. Noland, III Date: August 5, 2003

Lloyd U. Noland, III

Chief Executive Officer

Arthur P. Henderson, Jr. Date: August 5, 2003

Arthur P. Henderson, Jr.

Vice President - Finance

The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and is not being filed as part of the Form 10-Q or as a separate disclosures document.