Form 10-Q
period 2003-09-30
NOLAND CO
filed 2003-10-31
CIK 72243

3: FORM 10-Q

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2003 Commission file no. 2-27393

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

Yes X No

Outstanding common stock, $10.00 par value at November 12, 2003: 3,372,938 shares.

This report contains 18 pages.

NOLAND COMPANY AND SUBSIDIARIES

INDEX

Page No.

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets -

September 30, 2003 (Unaudited) and December 31, 2002 . . . . . . . 3

Unaudited Consolidated Statements of Income -

Three Months and Nine Months Ended September 30, 2003 and 2002 . . 4

Unaudited Consolidated Statements of Cash Flows -

Nine Months Ended September 30, 2003 and 2002 . . . . . . . . . . 5

Notes to Unaudited Consolidated Financial Statements . . . . . . . 6

Item 2. Management's Discussion and Analysis of Financial

Condition and Results of Operations . . . . . . . . . . . . . 9

Item 3. Qualitative and Quantitative Disclosures About

Market Risk . . . . . . . . . . . . . . . . . . . . . . . . .11

Item 4. Controls and Procedures . . . . . . . . . . . . . . . . . . .12

Part II. OTHER INFORMATION

PART 1. FINANCIAL INFORMATION

NOLAND COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

Item 1. Financial Statements

September 30, December 31,

2003 2002

(unaudited) ___________

Assets

Current Assets:

Cash and cash equivalents $ 3,666,334 $ 5,752,095

Accounts receivable, net 55,990,013 53,989,145

Inventory, net 60,412,234 60,869,800

Other current assets 1,497,842 1,321,661

Total Current Assets 121,566,423 121,932,701

Property and Equipment, at cost:

Land 17,467,588 17,363,297

Buildings 106,863,877 97,081,328

Equipment and fixtures 70,769,630 67,633,018

Property in excess of current needs 4,878,257 3,630,246

Total 199,979,352 185,707,889

Less accumulated depreciation 89,321,827 92,747,494

Property and Equipment, net 110,657,525 92,960,395

Assets Held for Resale 447,136 447,136

Prepaid Pension 27,119,056 27,275,056

Other assets 1,359,050 997,506

Total Assets $261,149,190 $243,612,794

Liabilities and Stockholders' Equity

Current Liabilities

Notes payable, short-term borrowing $ 6,872,352 $ -

Current maturity of long-term debt 524,557 434,761

Book overdrafts 5,303,615 6,589,929

Accounts payable 29,932,655 30,330,914

Other accruals and liabilities 17,054,188 15,707,987

Federal and state income tax 2,813,737 1,288,830

Total Current Liabilities 62,501,104 54,352,421

Long-term Debt 27,171,170 20,163,000

Deferred Income Taxes 13,949,254 13,932,340

Accrued Postretirement Benefits 2,258,748 2,154,791

Total Liabilities 105,880,276 90,602,552

Stockholders' Equity:

Capital common stock, par value $10;

authorized, 6,000,000 shares; issued,

3,372,938 and 3,526,991 shares 33,729,380 35,269,910

Additional paid in capital 416,510 158,400

Retained earnings 122,733,351 119,086,490

Accumulated other comprehensive loss,

net of tax (1,063,340) (1,091,053)

Unearned compensation, stock plans (546,987) (413,505)

Total Stockholders' Equity 155,268,914 153,010,242

Total Liabilities and Stockholders' Equity $261,149,190 $243,612,794

The accompanying notes are an integral part of the financial statements.

NOLAND COMPANY AND SUBSIDIARIES

Unaudited Consolidated Statements of Income

Three Months Ended Nine Months Ended

September 30, September 30,

2003 2002 2003 2002

Merchandise sales $121,771,477 $130,270,277 $354,466,120 $369,272,252

Cost of goods sold:

Purchases and freight-in 92,497,771 96,465,401 273,970,642 291,658,785

Inventory, beginning 61,517,106 64,494,759 60,869,800 57,743,020

Inventory, ending 60,412,234 58,292,781 60,412,234 58,292,781

Cost of goods sold 93,602,643 102,667,379 274,428,208 291,109,024

Gross profit on sales 28,168,834 27,602,898 80,037,912 78,163,228

Operating expenses 24,005,639 24,005,766 70,767,311 70,023,811

Gains from sale of

property __ 672,338 1,199,048 __4,517,657 __1,207,367

Operating profit 4,835,533 4,796,180 13,788,258 9,346,784

Other income:

Service charges 298,041 309,519 910,735 851,853

Miscellaneous 611,427 188,917 1,351,314 546,275

Total other income 909,468 498,436 2,262,049 1,398,128

Interest expense 342,985 298,285 962,502 878,437

Income before taxes 5,402,016 4,996,331 15,087,805 9,866,475

Income taxes:

State 325,600 299,700 911,300 591,900

Federal 1,811,000 1,742,700 4,986,600 3,299,400

Total income taxes 2,136,600 2,042,400 5,897,900 3,891,300

Net income $ 3,265,416 $ 2,953,931 $ 9,189,905 $ 5,975,175

Earnings per share:

Basic $ .98 $ .84 $ 2.69 $ 1.70

Diluted $ .97 $ .83 $ 2.67 $ 1.68

Average shares outstanding:

Basic 3,329,515 3,512,497 3,412,619 3,517,042

Diluted 3,364,158 3,549,005 3,443,501 3,550,034

Cash dividends per share $ .08 $ .08 $ .24 $ .24

The accompanying notes are an integral part of the financial statements.

NOLAND COMPANY AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

Nine Months Ended

September 30,

2003 2002

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income $9,189,905 $5,975,175

Adjustments to reconcile net income to net cash

provided by operating activities:

Depreciation and amortization 5,944,106 5,956,096

Amortization of prepaid pension cost 156,000 (988,500)

Increase in accrued postretirement benefits 103,957 188,494

Amortization of unearned compensation-restricted stock 151,644 122,485

Increase in LIFO reserve 500,000 853,000

Provision for doubtful accounts 1,005,012 1,652,282

Gain on sale of property (4,517,657) (1,207,367)

Change in operating assets and liabilities:

(Increase) accounts receivable (3,005,880) (5,329,033)

(Increase) in inventory (42,434) (1,402,761)

(Increase) in other current assets (176,181) (3,565,726)

(Increase) decrease in other assets (366,170) 143,337

(Decrease) increase in accounts payable (398,259) 5,648,823

Increase (decrease) in other accruals and liabilities 1,390,828 (120,101)

Increase in federal and state income taxes 1,524,907 1,505,533

Total adjustments 2,269,873 3,456,562

Net cash provided by operating activities 11,459,778 9,431,737

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures (28,168,791) (7,310,540)

Proceeds from sale of assets 9,049,838 1,786,521

Net cash used by investing activities (19,118,953) (5,524,019)

CASH FLOWS FROM FINANCING ACTIVITIES:

(Decrease) in book overdrafts (1,286,314) (3,344,434)

Short-term borrowing - net 6,872,352 159,606

Long-term debt borrowings (payments) - net 7,097,966 (799,992)

Purchase of common stock (6,276,002) (421,410)

Dividends paid (834,588) (853,862)

Net cash provided (used) by financing activities 5,573,414 (5,260,092)

CASH AND CASH EQUIVALENTS:

Decrease during first nine months (2,085,761) (1,352,374)

Beginning of year 5,752,095 3,606,187

End of first nine months $3,666,334 $2,253,813

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Non-cash change in fair value of derivatives $ 27,712 $ 811,514

Common stock and additional paid in capital related

to equity compensation plans $ 339,056 $ 235,399

The accompanying notes are an integral part of the financial statements.

NOLAND COMPANY AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1. In the opinion of the Company, the accompanying interim consolidated financial statements of Noland Company and Subsidiaries contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of September 30, 2003, and its consolidated results of operations for the three and nine months ended September 30, 2003 and 2002 and its cash flows for the nine months ended September 30, 2003 and 2002. The balance sheet as of December 31, 2002 was derived from audited financial statements as of that date.

2. The Notes to Consolidated Financial Statements included in the Company's December 31, 2002 Annual Report on Form 10-K are an integral part of the interim unaudited financial statements. The Company takes a physical inventory in the fourth quarter of each year. The Company uses estimated gross profit rates to determine cost of goods sold during interim periods. In addition, the Company makes certain estimates on a interim basis to compute the LIFO reserve. The rate of inflation/deflation for an interim period is not necessarily consistent with the full year rate of inflation/deflation. Year-end inventory adjustments to reflect actual inventory levels are made in the fourth quarter.

3. The consolidated financial statements include the accounts of Noland Company and its wholly owned subsidiary Noland Properties, Incorporated. Noland Properties, Incorporated has one wholly owned limited liability company which in turn owns two limited liability companies.

4. Due to the seasonal nature of the construction industry supplied by the registrant, results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results for the full year.

5. Trade accounts receivable as of September 30, 2003 and December 31, 2002 are net of allowance for doubtful accounts of $1,454,394 and $1,815,000, respectively. Quarterly bad debt charges, net of recoveries, were $250,708 for 2003 and $387,312 for 2002. Year-to-date bad debt charges, net of recoveries, were $842,189 for 2003 and $1,652,282 for 2002.

6. Since December 31, 2002 the Company has acquired 163,966 shares of its common stock. In addition, 9,913 shares of common stock were issued through equity compensation plans. The issuance of these shares increased additional paid in capital and unearned compensation.

7. During the three and nine months ended September 30, 2003, the Company reclassified $212,000 and $602,000, respectively, from other comprehensive income ("OCI") to current period interest expense as required by SFAS No 133 "Accounting for Derivative Instruments and Hedging Activities." Comparable amounts for the three and nine months ended September 30, 2002 are $110,000 and $484,000, respectively. The net deferred loss recorded in OCI will be reclassified to earnings as interest payments occur. As of September 30, 2003, approximately $765,000 in deferred losses on derivative instruments accumulated in OCI is expected to be reclassified to earnings during the next twelve months.

8. The difference in diluted and basic average shares outstanding used to calculate earnings per share is due to non-vested shares of restricted stock.

9. The Company began netting cash discounts allowed against sales and cash discounts earned against purchases in the first quarter of 2003 to better reflect the gross margin of profit on sales. Previously net cash discounts were reported as other income. Cash discounts allowed and cash discounts earned have been reclassified from other income to sales and purchases, respectively, for the third quarter and first nine months of 2002.

10. Comprehensive income consists of net income and changes in the fair value of derivative instruments. The components of comprehensive income for the three and nine months ended September 30, 2003 and 2002 are as follows:
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002

Net income	$3,265,416	$2,953,931	$9,189,905	$5,975,175
Income (loss) on derivative instruments	319,963	(861,526)	44,626	(1,306,658)
Income tax (expense) benefit	(121,266)	326,466	(16,914)	495,144
Comprehensive income	$3,464,113	$2,418,871	$9,217,617	$5,163,661

11. The Financial Accounting Standards Board has issued Statements of Financial Accounting Standards ("SFAS") Nos. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" and 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities" that are relevant to Noland Company. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. SFAS No. 150 was adopted July 1, 2003 with no material impact on the Company's financial statements.

12. As reported previously, Noland Company is a defendant in personal injury claims based on alleged past exposure to asbestos-containing products or materials produced by others and allegedly distributed by the Company years ago. Since the early 1990s, the Company has been sued many times, along with a large number of other companies, by one law firm in cases that allege asbestos-related injuries to persons in the maritime industry. In none of these suits has a link to the Company been substantiated, and most of them already have been dismissed.

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

The Company has also been named as one of the defendants in approximately nineteen hundred asbestos-related suits filed by one law firm in the Circuit Court for Newport News, Virginia or in the Circuit Court for Portsmouth, Virginia. At this time it is still not possible to fully evaluate the merits of these new suits. The Company is not aware of any relationship between the Company and any of the plaintiffs; nor does it have any information as to the extent of any injury that may have been suffered by any of them. All of these cases will be defended vigorously.

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

The Company's debt increased $14.0 million since December 31, 2002. The additional debt was used for capital expenditures and the purchase of 161,966 shares of its common stock. The cost to repurchase the shares was $6.3 million. In addition, 2,000 shares of restricted stock were forfeited. Capital expenditures were $28.2 million in the first nine months of 2003 for the purchase of a new airplane, construction of the new distribution center and the purchase of several properties for use as new branch facilities. Proceeds from selling excess real estate provided a portion of the funds for the projects. Management believes the Company has adequate financial resources to meet the needs of the foreseeable future.

Results of Operations

Sales for the third quarter of 2003 totaled $121.8 million or 7.0 percent less than the year-earlier period's $130.3 million. Hurricane Isabel had an impact on our business in late September in North Carolina, Virginia and Maryland but sales were lagging even before the storm hit. Air conditioning business continued to do well, with third-quarter sales up 6 percent. Plumbing sales were down 10 percent, in part due to a weakness in commercial construction and heightened competition. Electrical/industrial sales declined 21 percent, reflecting less integrated supply business than last year. Sales for the first nine months of 2003 were $354.5 million, 4.0 percent less than the $369.3 million total for the year-earlier period. We are disappointed in our sales performance so far this year, but on a same-store basis, year-to-date sales by our traditional branches are equal to last year's, indicating that we are at least holding our own in an extremely competitive environment. The gross margin of profit rose from 21.2 percent in the third quarter of 2002 to 23.1 percent in third quarter 2003, reflecting better pricing conditions. For the first nine months of 2003, gross margins increased from 21.2 percent to 22.6 percent. In the first quarter of 2003 the Company began reporting cash discounts allowed for early payment of receivables as a reduction of sales and cash discounts taken for the early payment of inventory purchases as a reduction in cost of purchases. Previously, net cash discounts were reported as other income. Cash discounts allowed and cash discounts earned have been reclassified from other income for the three and nine months ended September 30, 2002.

Operating expenses for the third quarter of 2003 were flat compared to the third quarter of 2002. Operating expenses for the first nine months of 2003 are up 1.1 percent due to increased insurance expense, truck repairs, and a decline in non-cash pension credits. Operating expenses for the quarter and first nine months were affected by pension accounting. Pension expense was $52,000 and $156,000 for the three and nine months ended September 30, 2003 compared to pension income of $330,000 and $989,000 for the same periods in 2002.

Operating profit for the three and nine months ended September 30, 2003 benefited from gains on the sale of excess real estate and the Company's airplane in the amount of $672,000 and $4,518,000 respectively. Interest expense for the quarter and first nine months is up 15.0 and 9.6 percent, respectively compared to 2002 as a result of increased borrowings.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company's market risk exposure comes from changes in interest rates and inflationary pressures. Reported results, for the most part, reflect the impact of inflation/deflation because of the Company's use of the LIFO (last in, first out) inventory method. This method tends to remove artificial profits induced by inflation and presents operating results in truer, more absolute terms. The objective in managing the Company's exposure to interest rate changes is to limit the impact of rate changes on earnings, cash flow, and to lower overall borrowing cost. The Company is a party to three separate interest rate swaps to manage its exposure to interest rate changes on its borrowings. The swaps are with financial institutions that have investment grade credit ratings, minimizing the risk of credit loss. All swaps are non-trading. At September 30, 2003, the Company had three swap agreements with an aggregate notional amount of $22.2 million to manage interest rate changes related to the Company's industrial revenue bonds, a portion of its revolving credit agreement and its term loan. The swaps effectively convert the variable rate borrowings (LIBOR and BMA Municipal Swap Index) into fixed rate borrowings with fixed rates of 5.36%, 4.22% and 5.27%, respectively.

SFAS No. 133 "Accounting for Certain Derivative Instruments and Certain Hedging Activities," as amended by SFAS No. 138 and SFAS No. 149, requires all derivatives to be recorded as an asset or liability on the balance sheet at fair value. For a derivative designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded in OCI and recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. OCI was increased $199,000, net of a tax expense of $121,000, for the three months ended September 30, 2003 and $28,000, net of a tax expense of $17,000, for the nine months ended September 30, 2003. OCI decreased for the three and nine months ended September 30, 2002 by $535,000, net of a tax benefit of $326,000 and $812,000, net of a tax benefit of $495,000, respectively.

In addition, the Company's pension plan is over-funded, resulting in a prepaid pension asset. The prepaid pension asset is subject to change based on the performance of the plan investments and the discount rate. Changes in the investment performance and discount rate may cause the amount of pension income to increase or decrease from year to year. The discount rate used to calculate the 2003 pension expense declined resulting in pension expense for the third quarter and first nine months of 2003 compared to a pension credit in 2002's third quarter and first nine months.

Item 4. Controls and Procedures

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2003. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company's periodic SEC filings within the required time period. There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company has also been named as one of the defendants in approximately nineteen hundred asbestos-related suits filed by one law firm in the Circuit Court for Newport News, Virginia or in the Circuit Court for Portsmouth, Virginia. At this time it is still not possible to fully evaluate the merits of these new suits. The Company is not aware of any relationship between the Company and any of the plaintiffs; nor does it have any information as to the extent of any injury that may have been suffered by any of them. All of these cases will be defended vigorously.

Item 6. Exhibits and Reports on 8-K

a) Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on 8-K:

A report on Form 8-K was furnished on July 25, 2003 to report the earnings release for the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOLAND COMPANY

October 31, 2003 Arthur P. Henderson, Jr.

Arthur P. Henderson, Jr.

Vice President - Finance

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

Date: October 31, 2003 Signature: Lloyd U. Noland, III

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

Date: October 31, 2003 Signature: Arthur P. Henderson, Jr.

Arthur P. Henderson, Jr.

Vice President of Finance

Exhibit 32.1

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned certifies that this periodic report for the quarter ended September 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 and that information contained in this periodic report fairly presents, in all material respects, the financial condition and results of operations of Noland Company.

Lloyd U. Noland, III Date: October 31, 2003

Lloyd U. Noland, III

Chief Executive Officer

Arthur P. Henderson, Jr. Date: October 31, 2003

Arthur P. Henderson, Jr.

Vice President - Finance

The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and is not being filed as part of the Form 10-Q or as a separate disclosures document.