Form 10-K
period 2003-12-31
NOLAND CO
filed 2004-03-24
CIK 72243

3:

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003 Commission file no. 2-27393

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

Yes X No 

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2003, the most recently completed second quarter, was approximately $45,908,132.

3,373,267 shares of the Registrant's Common Stock were outstanding at the close of business on March 15, 2004.

DOCUMENTS (or portions thereof) INCORPORATED BY REFERENCE
Document	Part of Form 10-K

Portions of Annual Report to Stockholders for the year ended December 31, 2003	Parts II and IV

Portions of Noland Company Proxy Statement for April 29, 2004 Annual Meeting of Stockholders	Parts III and IV

This report contains 50 pages. The exhibit index is shown on page 12 of this 10-K.

Table of Contents

Part I

Part II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters .	6
Item 6. Selected Financial Data .	6
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations .	6
Item 7A. Quantitative and Qualitative Disclosures about Market Risk .	6
Item 8. Financial Statements and Supplementary Data .	6
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .	7
Item 9A. Controls and Procedure .	7

Part III

Item 10. Directors and Executive Officers of the Registrant .	7
Item 11. Executive Compensation .	7
Item 12. Security ownership of Certain Beneficial Owners and Management .	7
Item 13. Certain Relationships and Related Transactions .	7
Item 14. Principal Accountant Fees and Services .	8

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K .	8
Signatures .	10
Independent Auditors' Report on Financial Statement Schedule .	11
Exhibit Index .	12

PART I

Item 1 Business

Noland Company is a Virginia corporation founded in 1915 and incorporated in 1922. As of December 31, 2003 the Company employed 1,290 persons. The Company is a wholesale distributor of plumbing, air conditioning and electrical/industrial supplies, with branch facilities in a 13 state territory that ranges from Pennsylvania to Florida. It handles products of over 2,000 vendors and sells to thousands of customers in the commercial construction, residential construction and industrial markets of the southeastern United States. The Company also sells air conditioning equipment to customers in Panama and several South American countries.

The wholesale distribution of all products in which the Company is engaged is highly competitive. Competition results primarily from price, service and the availability of goods. Industry statistics indicate that Noland Company is one of the larger companies in its chosen territory.

The Company continues to focus efforts on growing air conditioning sales. Sales of Ruud air conditioning equipment in Florida, our biggest market for air conditioning, rose a modest 7% over 2002 while sales in other regions grew at a greater rate causing an overall 10% increase over 2002. Air conditioning sales in 2002 were 11% greater than 2001. At the same time, the demand for electrical/industrial products has declined. Several significant, unprofitable integrated supply contracts were terminated resulting in the closing, in late 2002, of the Company's Industrial Distribution Center.

Total sales of each class of similar products for the last five years are as follows:

	2003	2002	2001	2000	1999
Plumbing	$261,977	$275,373	$266,910	$277,792	$263,101
Air conditioning	150,625	136,632	123,244	114,798	118,579
Electrical/industrial	59,155	73,658	84,732	93,096	98,109
	$471,756	$485,663	$474,886	$485,686	$479,789

Not all branches have all three departments. If a product department does not exist in a particular branch, any sales of that department's products are attributed to the department that makes the sale.

Recognizing the need to improve the efficiency of its supply chain, the Company in 2002 began construction of an $8.4 million Distribution Logistics Center ("DLC") near Richmond, Virginia. This 200,000 square-foot facility, which opened in September 2003, allows us to make more products available to our branches in a cost-effective manner and, over time, reduce our total inventory investment. The DLC also serves as a buffer between our vendors and our branches, allowing delivery lead times to be stabilized.

It is the practice of the Company to carry a full line of inventory items for rapid delivery to customers. At times, advance buying is necessary to ensure the availability of products for sale. The Company also extends credit, and maintains an adequate supply of merchandise which together use most of the Company's working capital. The business in general is seasonal to the extent of the construction industry it supplies.

The amount of the Company's backlog of orders believed to be firm was approximately $30,702,000 and $30,700,000 at December 31, 2003 and 2002, respectively.

The portion of the Company's business with the government and subject to renegotiation is not considered material.

Expenditures for Company-sponsored research and development activities and environmental control facilities in 2003, 2002 and 2001 were immaterial. The Company believes it is in compliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment.

Noland Properties, Inc., the Company's property management subsidiary, continues its efforts to sell excess property and re-invest the proceeds in new branch facilities or other income-producing property. These activities are expected to contribute to net income in 2004 and beyond.

Noland Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports are available without charge through Noland's website, www.noland.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to the Securities and Exchange Commission. Except as otherwise stated in these reports, the information contained on our website is not incorporated into this annual report on Form 10-K or other documents we file with, or furnish to, the Securities and Exchange Commission.

Item 2 Properties

The main properties of the Company consist of 102 facilities, including warehouses, offices, showrooms, paved outside storage areas and covered pipe storage sheds. These are located in the following states: Alabama, Arkansas, Florida, Georgia, Kentucky, Maryland, Mississippi, North Carolina, Pennsylvania, South Carolina, Tennessee, Virginia and West Virginia, of which 18 are leased and the remaining 84 are Company owned. The executive office of the Company is located at 80 29th Street, Newport News, Virginia 23607.

In the opinion of management, the aforementioned facilities are suitable for the purposes for which they are used, are adequate for the needs of the business and are in continuous use in the day-to-day course of operations. Management believes the underlying economic value of its facilities is significantly higher than the historical cost shown in the consolidated balance sheet as of December 31, 2003. The Company's policy is to maintain, repair and renovate its properties on a continuing basis, replacing older structures with new buildings and yard facilities as the need for such replacement arises. In addition, reference is made to Note 2 (d), page 15 of the Annual Report to Stockholders, filed as an exhibit hereto, with respect to property in excess of current needs.

Item 3 Legal Proceedings

The information set forth under the above caption is incorporated herein by reference from page 20, Note 14 of the Noland Company Annual Report to Stockholders for the year ended December 31, 2003.

Item 4 Submission of Matters to a Vote of Security Holders

None

Additional Item

Executive Officers of the Registrant
Name	Age	Positions and Offices Held with Registrant	Business Experience During the Past Five Years

Lloyd U. Noland, III	60	Chairman of the Board, President and Director. Officer since 1981	Chief Executive Officer of the Registrant.

Arthur P. Henderson, Jr.	60	Vice President-Finance. Officer since 1983	Chief Financial Officer of the Registrant.

Kenneth C. King	61	Vice President-Marketing and Branch Operations. Officer since 1998	Responsible for the Registrant's Marketing.

Benjamin A. Williams, III	57	Chairman and CEO Noland Properties, Inc a wholly owned subsidiary of registrant since April 2001	Responsible for management of the registrant's real estate activities. Previously a commercial and corporate attorney in private practice.

John E. Gullett	62	Vice President-Corporate Communications. Officer since 1982	Responsible for the Registrant's Corporate Communications Department.

Jean F. Preston	43	Vice President-Corporate Data. Officer since 1999	Responsible for the Registrant's Corporate Data Department. Previously manager of Corporate Data Department.

James E. Sykes, Jr.	60	Treasurer/Secretary. Officer since 1982	Responsible for the Registrant's treasury and accounting functions and secretarial duties.

All executive officers were elected for a term of one year beginning May 1, 2003 and/or until their successors are elected and qualified. None of the executive officers are related by blood, marriage or adoption. Service has been continuous since the date elected to their present positions. There are no arrangements or understandings between any officer and any other person pursuant to which he was elected an officer.

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

Item 6 Selected Financial Data

The information set forth under the caption "Ten-Year Review of Selected Financial Data" relating to sales, net income, total assets, long-term debt, net income per share and dividends per share for the years 1994 through 2003 is incorporated herein by reference from page 22 of the Noland Company Annual Report to Stockholders for the year ended December 31, 2003.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of

Operations

The information set forth under the above caption is incorporated herein by reference from pages 8, 9 and 10 of the Noland Company Annual Report to Stockholders for the year ended December 31, 2003.

Item 7A Quantitative and Qualitative Disclosures About Market Risk

The information set forth under the above caption is incorporated herein by reference from page 10 of the Noland Company Annual Report to Stockholders for the year ended December 31, 2003.

Item 8 Financial Statements and Supplementary Data

The following consolidated financial statements of Noland Company, included in the Annual Report to Stockholders for the year ended December 31, 2003, are incorporated herein by reference:

Annual Report to Stockholders (page)
Independent Auditors' Report	11

Consolidated Statements of Income--
Years ended December 31, 2003, 2002 and 2001	11

Consolidated Balance Sheets--
December 31, 2003, 2002 and 2001	12

Consolidated Statements of Cash Flows--
Years ended December 31, 2003, 2002 and 2001	13

Consolidated Statements of Stockholders' Equity
and Comprehensive Income--
Years ended December 31, 2003, 2002 and 2001	14

Notes to Consolidated Financial Statements--
Years ended December 31, 2003, 2002 and 2001	15-20

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial

Disclosure

None

Item 9A Controls and Procedures

(a) Evaluation of disclosure controls and procedures: The Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the year covered by this annual report. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective as of the end of the year covered by this annual report.

(b) Change in internal controls: During the year ended December 31, 2003, there have been no changes in the Company's internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10 Directors and Executive Officers of the Registrant

Data relating to Directors is incorporated herein by reference from pages 3, 4 and 5 of the 2004 Noland Company Proxy Statement for the April 29, 2004 Annual Meeting of Stockholders.

Data relating to Executive Officers is included in Part I of this report.

The Company has adopted a Code of Business Conduct and Ethics that applies to the Company's directors, officers and employees, as well as a separate code of ethics for its Chief Executive Officer, Vice President - Finance, Secretary/Treasurer, and Assistant Vice President - Finance. Both codes are posted at www.noland.com.

Item 11 Executive Compensation

The information set forth under the caption "Compensation of Executive Officers" on page 6 of the 2004 Noland Company Proxy Statement for the April 29, 2004 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters

The information set forth under the captions "Voting Securities and Principal Holders Thereof" and "Nominees for Director" on pages 2, 4 and 5 of the 2004 Noland Company Proxy Statement for the April 29, 2004 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13 Certain Relationships and Related Transactions

(a) The Company is in the eighth year of a ten-year agreement to lease its corporate headquarters office building. The building is owned by Basic, Inc. Basic, Inc. owns 893,967 shares of Noland Company stock. The majority of Basic, Inc. stock is owned by The L.U. Noland 1982 Trust, whose trustees are Mr. Lloyd U. Noland, Jr.'s wife, Jane K. Noland, and his three children: Lloyd U. Noland III, Susan C. Noland and Anne N. Edwards. The Company pays an annual rental fee of approximately $290,000 per year and bears the direct costs of utilities and real estate taxes. The terms of the lease were based on an evaluation by an independent real estate firm and are considered by management to be an arms length transaction.

(b) Not applicable.

(c) Not applicable.

(d) Not applicable.

Item 14 Principal Accountant Fees and Services

The information required by Item 9(e) of Schedule 14A appearing in the section entitled "Selection of Independent Public Accountants" on page 11 of the 2004 Noland Company Proxy Statement for the April 29, 2004 Annual Meeting of Stockholders is incorporated herein by reference.

The summary of the pre-approval policy for services by the independent public accountants appearing in the section entitled "Report of Audit Committee" on pages 9 and 10 of the 2004 Noland Company Proxy Statement for the April 29, 2004 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15 Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)Consolidated Financial Statements included in PART II, Item 8 of this report:

Independent Auditors' Report

Consolidated Statements of Income'Years ended December 31, 2003, 2002 and 2001

Consolidated Balance Sheets'December 31, 2003, 2002 and 2001

Consolidated Statements of Stockholders' Equity and Comprehensive Income-Years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows'Years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements-Years ended December 31, 2003, 2002 and 2001

With the exception of the aforementioned information incorporated by reference and the information in the 2003 Annual Report to Stockholders on the inside back cover and pages 8, 9, 10 and 22 incorporated in response to Items 5, 6, 7 and 7A in this Form 10-K Annual Report, the 2003 Annual Report to Stockholders is not to be deemed "filed" as part of this report. The individual financial statements of the registrant have not been filed because consolidated financial statements are filed. The registrant is an operating company and the subsidiary is wholly owned.

Financial Statement Schedule included in PART IV of this report:

For the three years ended December 31, 2003

Form 10-K Page(s)

Schedule II Valuation and

Qualifying Accounts 9

Other financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

Independent Auditors' Report

on Consolidated Financial

Statement Schedule 11

The exhibits are listed in the Index of Exhibits required by Item 601 of Regulation S-K at item (c) below.

(b)Reports on Form 8-K ' A report on Form 8-K was furnished on October 23, 2003 to report the earnings release for the third quarter of 2003.

(c)The Index of Exhibits and any required Exhibits are included beginning at page 12 of this report.

(d)Financial Statement Schedule II

SCHEDULE II

Noland Company and Subsidiary

Valuation and Qualifying Accounts
Column A	Column B	Column C Additions		Column D	Column E

Description	Balance as of January 1	Charged to Costs and Expenses(1)	Charged to Other Accounts	Deductions(2)	Balance at Year-End

Valuation accounts deducted from assets to which they apply ' doubtful accounts receivable

December 31, 2003	$1,815,099	$1,282,604	$ -	$2,014,496	$1,083,207

December 31, 2002	$2,311,755	$1,827,617	$ -	$2,324,273	$1,815,099

December 31, 2001	$1,464,278	$1,860,472	$ -	$1,012,995	$2,311,755

(1) Including recoveries on bad debts of $396,955 for 2003, $563,823 for 2002 and $670,734 for 2001.

(2) Represents charges for which reserve was previously provided.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOLAND COMPANY

Lloyd U. Noland, III

March 24, 2004 By 

Chairman of the Board and President

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.
Signature	Title	Date
Lloyd U. Noland, III 	Chairman of the Board, President and Director	March 24, 2004
Lloyd U. Noland, III
Arthur P. Henderson, Jr. 	Vice President-Finance, (Chief Financial Officer) and Director	March 24, 2004
Arthur P. Henderson, Jr.
Kenneth C. King 	Vice President-Marketing and Branch Operations and Director	March 24, 2004
Kenneth C. King

James E. Sykes, Jr. 	Treasurer/Secretary (Chief Accounting Officer)	March 24, 2004
James E. Sykes, Jr.

Allen C. Goolsby, III
	Director	March 24, 2004
Allen C. Goolsby, III

Mark M. Gambill
	Director	March 24, 2004
Mark M. Gambill

INDEPENDENT AUDITORS' REPORT

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders

Noland Company:

Under date of February 23, 2004, we reported on the consolidated balance sheets of Noland Company and subsidiary (the Company) as of December 31, 2003, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three year period ended December 31, 2003, as contained in the 2003 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2003. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule listed in item 15(a) of this Form 10-K. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Norfolk, Virginia

February 23, 2004

EXHIBIT INDEX

Exhibit Number	Exhibit	Page
(3)	Articles of Incorporation and Bylaws	13
(10)	(i) Restricted Stock Plan (ii) 1999 Outside Directors Stock Plan (iii) Noland Company Common Stock Benefit Trust	Previously Filed Previously Filed Previously Filed
(13)	Portions of Annual Report to Stockholders	23
(21)	Subsidiary of the registrant	Previously Filed
(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	47
(31.2)	Certification of Vice-President - Finance pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	48
(32.1)	Certification of Chief Executive Officer of Periodic Financial Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	49
(32.2)	Certification of Vice President - Finance of Periodic Financial Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	50

As to any security holder requesting a copy of the Form 10-K, the Company will furnish any exhibit indicated in the above list as filed with the Form 10-K upon payment to it of its expenses in furnishing such exhibit.