Form 10-Q
period 2004-03-31
NOLAND CO
filed 2004-05-14
CIK 72243

3: FORM 10-Q

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2004 Commission file no. 2-27393

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

Yes X No

Outstanding common stock, $10.00 par value at April 29, 2004: 3,373,544 shares.

This report contains 19 pages.

NOLAND COMPANY AND SUBSIDIARIES

INDEX
Part 1: FINANCIAL INFORMATION	PAGE NO.

Item 1. Financial Statements

Consolidated Balance Sheets -
March 31, 2004 (Unaudited) and Dec. 31, 2003 (Audited)	. . . . . . . . .3

Unaudited Consolidated Statements of Income -
Three Months Ended March 31, 2004 and 2003	. . . . . . . . .4

Unaudited Consolidated Statements of Cash Flows -
Three Months Ended March 31, 2004 and 2003	. . . . . . . . .5

Notes to Unaudited Consolidated Financial Statements	. . . . . . . . .6

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations	. . . . . . . . .8

Item 3. Qualitative and Quantitative Disclosures About
Market Risk	. . . . . . . . 10

Item 4. Controls and Procedures	. . . . . . . . 11

Part II. OTHER INFORMATION

Item 1. Legal Matters	. . . . . . . . 12

Item 6. Exhibits and Reports on 8-K	. . . . . . . . 13

SIGNATURE	. . . . . . . . 13

EXHIBITS	. . . . . . . . 14

FINANCIAL INFORMATION

NOLAND COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

Item 1. Financial Statements

March 31, December 31,

2004 2003

(Unaudited) (Audited)

Assets

Current Assets:

Cash and cash equivalents $ 3,375,547 $ 3,703,719

Trade accounts receivable, net 56,193,870 48,122,094

Other accounts receivable 5,110,060 8,570,010

Inventory, net 72,798,001 67,690,838

Other current assets 1,046,524 1,678,995

Total Current Assets 138,524,002 129,765,656

Property and Equipment, at cost:

Land 19,720,058 19,062,864

Buildings 111,606,716 109,211,586

Equipment and fixtures 72,717,000 71,726,775

Property in excess of current needs 5,870,190 3,458,760

Total 209,913,964 203,459,985

Less accumulated depreciation 91,746,711 90,368,999

Property and Equipment, net 118,167,253 113,090,986

Assets Held for Resale 247,136 247,136

Prepaid Pension 27,223,556 27,067,056

Other Assets 1,103,905 1,090,610

$285,265,852 $271,261,444

Liabilities and Stockholders' Equity

Current Liabilities:

Notes payable - short term borrowings $ 14,178,291 $ 6,627 197

Current maturity of long-term debt 518,846 521,691

Bank overdrafts 3,303,606 5,677,062

Accounts payable 35,501,485 27,932,064

Other accruals and liabilities 14,869,005 18,041,681

Federal and state income taxes 1,565,504 850,204

Total Current Liabilities 69,936,737 59,649,899

Long-term Debt 37,093,885 35,144,703

Deferred Income Taxes 15,590,268 15,649,607

Accrued Postretirement Benefits 2,348,811 2,313,502

Total Liabilities 124,969,701 112,757,711

Stockholders' Equity:

Capital common stock, par value $10;

authorized, 6,000,000 shares; issued,

3,373,544 and 3,373,267 shares 33,735,440 33,732,670

Additional paid in capital 416,510 416,510

Retained earnings 127,551,596 125,715,351

Accumulated other comprehensive loss,

net of tax (978,090) (880,862)

Unearned compensation, stock plans (429,305) (479,936)

Total Stockholders' Equity 160,296,151 158,503,733

$285,265,852 $271,261,444

The accompanying notes are an integral part of the consolidated financial statements.

NOLAND COMPANY AND SUBSIDIARIES

Unaudited Consolidated Statements of Income

Three Months Ended

March 31,

2004 2003

Merchandise sales, net $122,765,791 $110,162,607

Cost of goods sold:

Purchases and freight-in 100,484,842 85,259,266

Inventory, beginning 67,690,838 60,869,800

Inventory, ending (72,798,001) (60,883,700)

Cost of goods sold 95,377,679 85,245,366

Gross profit on sales 27,388,112 24,917,241

Operating expenses 24,237,170 23,115,452

Rental income 331,898 206,612

Gains from sale of property 10,586 3,420,886

Operating profit 3,493,426 5,429,287

Other income: 357,631 439,933

Interest expense 379,070 298,102

Income before income taxes 3,471,987 5,571,118

Income taxes 1,365,900 2,150,900

Net income $ 2,106,087 $ 3,420,218

Earnings per share:

Basic $ .63 $ .98

Diluted $ .63 $ .97

Average shares outstanding:

Basic 3,333,358 3,485,676

Diluted 3,360,230 3,512,538

Cash dividends per share $ .08 $ .08

The accompanying notes are an integral part of the consolidated financial statements.

NOLAND COMPANY AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

Three Months

Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,106,087	$3,420,218
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,196,239	1,978,173
(Increase) decrease in prepaid pension cost	(156,500)	52,000
Increase in accrued post retirement benefits	35,309	10,482
Change in allowance for doubtful accounts	340,116	335,004
Increase in LIFO reserve	528,000	135,000
Gains from sale of property	(10,586)	(3,420,886)
Amortization of unearned compensation-restricted stock	53,401	77,542
Change in operating assets and liabilities:
Increase in trade accounts receivable	(8,411,892)	(1,056,234)
Decrease in other accounts receivable	3,459,950	2,759,354
Increase in inventory	(5,635,163)	(148,900)
Decrease (increase) in other current assets	632,471	(3,425,311)
(Increase) decrease in other assets	(14,837)	58,987
Increase (decrease) in accounts payable	7,569,421	(707,040)
Decrease in other accruals and liabilities	(3,329,243)	(2,217,816)
Increase in federal and state income taxes	715,300	874,427
Total adjustments	(2,028,014)	(4,695,218)
Net cash provide by (used in) operating activities	78,073	(1,275,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,524,453)	(7,998,487)
Proceeds from sale of assets	264,075	4,575,867
Net cash used in investing activities	(7,260,378)	(3,422,620)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in bank overdrafts	(2,373,456)	(1,409,971)
Short-term debt borrowings ' net	7,551,094	4,333,828
Long-term debt borrowings	2,000,000	2,200,000
Long-term debt repayments	(53,663)	(44,349)
Retirement of common stock	-	(1,770,128)
Dividends paid	(269,842)	(282,126)
Net cash provided by financing activities	6,854,133	3,027,254

CASH AND CASH EQUIVALENTS:
Decrease during first quarter	(328,172)	(1,670,366)
Beginning of year	3,703,719	5,752,095
End of first quarter	$3,375,547	$4,081,729
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash change in fair value of derivatives, net of tax	$ 97,226	$__(42,628)
Issuance of common stock for stock based compensation	$ 2,770	$ 3,590

The accompanying notes are an integral part of the consolidated financial statements.

NOLAND COMPANY AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1. In the opinion of Management, the accompanying interim consolidated financial statements of Noland Company and Subsidiaries contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of March 31, 2004, and its consolidated results of operations and cash flows for the three months ended March 31, 2004 and 2003. The balance sheet as of December 31, 2003 was derived from audited financial statements as of that date.

2. The Notes to Consolidated Financial Statements included in the Company's December 31, 2003 Annual Report on Form 10-K are an integral part of the interim unaudited financial statements. The Company takes a physical inventory in the fourth quarter of each year. The Company uses estimated gross profit rates to determine cost of goods sold during interim periods. In addition, the Company makes certain estimates to compute the LIFO reserve. The rate of inflation/deflation for an interim period is not necessarily consistent with the full year rate of inflation/deflation. Year-end inventory adjustments to reflect actual inventory levels are made in the fourth quarter.

3. The consolidated financial statements include the accounts of Noland Company and its wholly owned subsidiary, Noland Properties, Incorporated. Noland Properties Incorporated has one wholly owned limited liability company which in turn owns two limited liability companies.

4. Due to the seasonal nature of the construction industry supplied by the registrant, results of operations for the quarter ended March 31, 2004 are not necessarily indicative of the results for the full year.

5. Trade accounts receivable as of March 31, 2004 and December 31, 2003 are net of allowance for doubtful accounts of $1,423,322 and $1,083,206, respectively. Quarterly bad debt charges, net of recoveries, were $265,536 for 2004 and $294,117 for 2003.

6. At March 31, 2004 the Company has three interest rate swap agreements with an aggregate notional amount of $22,159,072 that reduces its exposure to market risks from changing interest rates. Under the swap agreements, the Company has agreed to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to the notional principal amount. Any differences paid or received on interest rate swap agreements are recognized as adjustments to interest expense over the life of each swap, thereby adjusting the effective interest rate on the underlying obligation. The Company does not hold or issue such financial instruments for trading purposes. Derivatives used for hedging purposes must be designated as, and effective as, a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in the fair value of the derivative contract must be highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract. The agreements are accounted for as cash flow hedges in accordance with Statement of Financial Accounting Standard ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138.

During the three months ended March 31, 2004 and 2003, the Company reclassified $206,498 and $191,378, respectively, from other comprehensive income ("OCI") to current period interest expense. The net deferred loss recorded in OCI will be reclassified to earnings as interest payments occur. As of March 31, 2004, approximately $825,000 of deferred losses for cash flow hedges are expected to be reclassified to earnings within the next twelve months.

7. The Company provides retirement benefits and postretirement health and life benefits to its eligible employees. The components of net periodic (income) cost for these plans for the three months ended March 31, 2004 and 2003 are:

Pension Benefits Other Benefits

2004 2003 2004 2003

Service cost $ 347,750 $ 303,500 $ 16,000 $ 14,000

Interest cost 788,500 759,500 48,250 50,000

Return on assets (1,336,000)(1,167,750) -- --

Amortization of net gain 43,250 156,750 (12,000) (6,250)

Amortization of transition

obligation -- -- 50,750 50,750

Net periodic (income) cost $(156,500) $ 52,000 $103,000 $108,500

8. The difference in diluted and basic shares used to calculate earnings per share is due to the effect of restricted stock using the treasury stock method.

9. Comprehensive income consists of net income and changes in the fair value of derivative instruments. The components of comprehensive income for the three months ended March 31, 2004 and 2003 are as follows:

	2004	2003
Net income	$2,106,087	$3,420,218
Loss on derivative instruments	(156,565)	(68,644)
Income tax benefit	59,339	26,016
Comprehensive income	$2,008,861	$3,377,606

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Noland Company is an independent wholesale distributor of mechanical equipment and supplies, primarily to the construction trades but also to various other industries. The Company operates in a 13 state territory that ranges from Pennsylvania to Florida, providing plumbing, air conditioning, water systems, electrical and industrial products to a customer base that includes plumbing, heating/cooling, and electrical contractors, mechanical contractors, home builders, well drillers, maintenance/repair organizations, utilities, government agencies, and manufacturing plants. The Company operates in only one segment of business.

The wholesale distribution of mechanical equipment and supplies is highly competitive. Competition results primarily from price, service and the availability of goods. The business may be affected to the extent the residential and commercial construction industries are affected by interest rate changes and the weather.

Forward-Looking Statements

Management's discussion and analysis and other sections of this quarterly report contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "estimate", "project", "anticipate", "intend", "believe", and similar expressions are intended to identify forward-looking statements. Such statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the statements. Such risks and uncertainties include, but are not limited to, general business conditions, climatic conditions, competitive pricing pressures, and product availability.

Critical Accounting Policies

The Company makes estimates and assumptions when preparing financial statements. These estimates and assumptions affect various matters, including:

  reported amounts of assets and liabilities in the Company's Consolidated Balance Sheets at the dates of the financial statements;
  disclosure of contingent assets and liabilities at the dates of the financial statements; and
  reported amounts of revenues and expenses in the Company's Consolidated Statements of Income during the reporting periods. These estimates involve judgments with respect to, among other things, future economic factors which are difficult to predict and are beyond management's control. Actual amounts could differ from these estimates.

The critical accounting policies considered most important to the Company's financial condition and results of operations that require management's most difficult, subjective, or complex judgments that have not changed in the first three months of 2004 are as follows:

  Allowance for Doubtful Accounts

  Consideration Received from Vendors

  Self Insurance Reserves

In the first three months of 2004, there have been no changes in the above critical accounting policies.

For interim reporting purposes there is an additional critical accounting policy that is not applicable for full year reporting. The Company uses estimated gross profit rates to determine cost of goods sold during interim periods. This process includes estimates for inventory shrink and the LIFO reserve adjustment. For the interim LIFO reserve adjustment the Company estimates the final year-end FIFO inventory and the rate of inflation/deflation. The rate of inflation/deflation for an interim period is not necessarily consistent with the full year rate of inflation/deflation. Year-end inventory adjustments to reflect actual inventory levels are made in the fourth quarter.

Results of Operations

The following table highlights changes in the results of operations for the quarters ended March 31, 2004 and 2003:

	2004	2003	% Change
Sales	$122,765,791	$110,162,607	11.4%
Cost of Goods Sold	95,377,679	85,245,366	11.9%
Gross Profit	27,388,112	24,917,241	9.9%
Operating Expenses	24,237,170	23,115,452	4.9%
Rental Income	331,898	206,612	60.6%
Gains from Sale of Property	10,586	3,420,886	-99.7%
Operating Profit	3,493,426	5,429,287	-35.7%
Other Income	357,631	439,933	-18.7%
Interest Expense	379,070	298,102	27.2%
Income Taxes	1,365,900	2,150,900	-36.5%
Net Income	$2,106,087	$3,420,218	-38.4%

An improving economy, good weather and increasing prices resulted in an 11.4% increase in sales. All three product categories benefited with plumbing sales and electrical/industrial sales rising 12% each and air conditioning sales increasing 11%. Plumbing sales benefited from the opening of three new satellite branches and strong demand by customers in advance of price increases. Gross profit margins declined slightly, reflecting intense competition especially in commodity products, resulting in a 9.9% increase in gross profit dollars.

Operating profit declined $1.9 million, or 35.7%, as a result of an increase in operating expenses and a decline in gains from the sale of property. Operating expenses were $1.1 million, or 4.9%, higher than the year earlier total. The increase is due to higher personnel-related expenses stemming in part from new operations. Operating expenses benefited from pension income in the first quarter of 2004 in the amount of $156,500 compared to a pension expense of $52,000 in the first quarter of 2003. Gains from the sale of property declined from $3,420,886 in the first quarter of 2003 to $10,586 in the first quarter of 2004.

The Company is optimistic about the Company's short-term sales prospects. The first quarter ended with a strong March and customer orders for future delivery business are higher than a year ago. If the weather cooperates our recent sales momentum should continue in the second quarter.

Liquidity and Capital Resources

The Company's primary capital requirements for the first quarter of 2004 were for property and equipment expenditures and working capital. The Company maintains its short- and long-term liquidity through: (1) cash flow from operations; (2) short-term borrowings from bank line of credit arrangements, when needed; and (3) additional long-term debt, when needed.

The Company's financial condition remains strong with working capital of $68.6 million and a current ratio of 2.0 to 1. During the first quarter of 2004 the Company's cash position declined $328,000. Property and equipment expenditures were $7.5 million in the first quarter of 2004 and were paid for with cash provided by financing activities.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company's market risk exposure comes from changes in interest rates and inflationary pressures. Reported results, for the most part, reflect the impact of inflation/deflation because of the Company's use of the LIFO (last in, first out) inventory method. This method tends to remove artificial profits induced by inflation and presents operating results in truer, more absolute terms. The objective in managing the Company's exposure to interest rate changes is to limit the impact of rate changes on earnings, cash flow, and to lower overall borrowing cost. The Company is a party to three separate interest rate swaps to manage it's exposure to interest rate changes on it's borrowings. The swaps are with financial institutions that have investment grade credit ratings, minimizing the risk of credit loss. All swaps are non-trading. At March 31, 2004, the Company had three swap agreements with an aggregate notional amount of $22.2 million to manage interest rate changes related to the Company's industrial revenue bonds, a portion of its revolving credit agreement and its term loan. The swaps effectively convert the variable rate borrowings (LIBOR and BMA Municipal Swap Index) into fixed rate borrowings with fixed rates of 5.36%, 4.22% and 5.27%, respectively.

SFAS No. 133 "Accounting for Certain Derivative Instruments and Certain Hedging Activities," as amended by SFAS No. 138, requires all derivatives to be recorded as an asset or liability on the balance sheet at fair value. For a derivative designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded in OCI and recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. OCI was reduced $97,000, net of a tax benefit of $59,000 and $43,000, net of a tax benefit of $26,000, for the quarters ended March 31, 2004 and 2003, respectively.

In addition, the Company's pension plan is over-funded, resulting in a prepaid pension asset. The prepaid pension asset is subject to change based on the performance of the plan investments and the discount rate. Changes in the investment performance and discount rate may cause the amount of pension income to increase or decrease from year to year.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures: The Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the periodyear covered by this quarterlyannual report. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective as of the end of the period covered by this quarterly report.

(b) Change in internal controls: During the quarter ended March 31, 2004, there have been no changes in the Company's internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company also has been named as one of the defendants in various other asbestos-related suits within its operating footprint in which a connection to the Company was alleged. Some of these suits have been dismissed with prejudice, others have been settled through the Company's insurance carrier and others are still pending. Management does not consider the foregoing suits, individually or in the aggregate, to be material to the Company.

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

Item 6. Exhibits and Reports on 8-K

a) Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Vice President ' Finance Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Vice President ' Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on 8-K:

A report on Form 8-K was furnished on February 25, 2004 to report the earnings release for the fourth quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOLAND COMPANY

May 51, 2004 Arthur P. Henderson, Jr.

Arthur P. Henderson, Jr.

Vice President-Finance