Form 10-Q
period 2004-06-30
NOLAND CO
filed 2004-08-05
CIK 72243

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2004 Commission file no. 2-27393

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

Yes X No

Outstanding common stock, $10.00 par value at July 31, 2004: 3,383,656 shares.

This report contains 20 pages.

NOLAND COMPANY AND SUBSIDIARIES

INDEX

Part I. FINANCIAL INFORMATION	PAGE NO.

Item 1. Financial Statements

Consolidated Balance Sheets -
June 30, 2004 (Unaudited) and Dec. 31, 2003 (Audited)	. . . . . . . .3

Unaudited Consolidated Statements of Income -
Three Months and Six Months Ended June 30, 2004 and 2003	. . . . . . . .4

Unaudited Consolidated Statements of Cash Flows -
Six Months Ended June 30, 2004 and 2003	. . . . . . . .5

Notes to Unaudited Consolidated Financial Statements	. . . . . . . .6

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	. . . . . . . .8

Item 3. Qualitative and Quantitative Disclosures
About Market Risk	. . . . . . . 12

Item 4. Controls and Procedures	. . . . . . . 13

Part II. Other Information

Item 1. Legal Matters	. . . . . . . 14

Item 4. Submission of Matters to a Vote of Security
Holders	. . . . . . . 14

Item 6. Exhibits and Reports on 8-K	. . . . . . . 15

SIGNATURE	. . . . . . . 16

EXHIBITS	. . . . . . . 17

PART I. FINANCIAL INFORMATION

NOLAND COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

Item 1. Financial Statements

June 30, December 31,

2004 2003

(Unaudited) (Audited)

Assets

Current Assets:

Cash and cash equivalents $ 3,904,101 $ 3,703,719

Trade accounts receivable, net 63,438,275 48,122,094

Other accounts receivable 7,006,485 8,570,010

Inventory, net 69,787,625 67,690,838

Other current assets 2,236,165 1,678,995

Total Current Assets 146,372,651 129,765,656

Property and Equipment, at cost:

Land 19,620,002 19,062,864

Buildings 111,772,266 109,211,586

Equipment and fixtures 73,143,001 71,726,775

Property in excess of current needs 5,882,716 3,458,760

Total 210,417,985 203,459,985

Less accumulated depreciation 92,333,590 90,368,999

Property and Equipment, net 118,084,395 113,090,986

Assets Held for Resale 247,136 247,136

Prepaid Pension 27,380,056 27,067,056

Other Assets 1,080,588 1,090,610

$293,164,826 $271,261,444

Liabilities and Stockholders' Equity

Current Liabilities:

Notes payable - short-term borrowings $ 4,975,173 $ 6,627,197

Current maturity of long-term debt 516,016 521,691

Bank overdrafts 5,440,571 5,677,062

Accounts payable 38,358,933 27,932,064

Other accruals and liabilities 15,965,333 18,041,681

Federal and state income taxes - 850,204

Total Current Liabilities 65,256,026 59,649,899

Long-term Debt 37,066,712 35,144,703

Deferred Income Taxes 20,214,295 15,649,607

Accrued Postretirement Benefits 2,384,352 2,313,502

Total Liabilities 124,921,385 112,757,711

Stockholders' Equity:

Capital common stock, par value $10;

authorized, 6,000,000 shares; issued,

3,383,656 and 3,373,267 shares 33,836,560 33,732,670

Additional paid in capital 762,635 416,510

Retained earnings 135,015,979 125,715,351

Accumulated other comprehensive loss,

net of tax (591,597) (880,862)

Unearned compensation, stock plans (780,136) (479,936)

Stockholders' Equity 168,243,441 158,503,733

$293,164,826 $271,261,444

The accompanying notes are an integral part of the financial statements.

NOLAND COMPANY AND SUBSIDIARIES

Unaudited Consolidated Statements of Income

Three Months Ended Six Months Ended

June 30, June 30,

2004 2003 2004 2003

Merchandise Sales $145,630,713 $122,532,036 $268,396,504 $232,694,643

Cost of goods sold:

Purchases and freight-in 113,874,063 96,213,605 214,599,108 181,472,871

Inventory, beginning 72,798,001 60,883,700 67,690,838 60,869,800

Inventory, ending (69,787,625) (61,517,106) (69,787,625) 61,517,106)

Cost of goods sold 116,884,439 95,580,199 212,502,321 180,825,565

Gross profit on sales 28,746,274 26,951,837 55,894,183 51,869,078

Operating expenses 25,820,097 23,646,220 49,817,064 46,761,672

Rental income 292,283 325,779 624,181 532,391

Gains from sale of property 9,444,285 424,433 9,454,871 3,845,319

Operating profit 12,662,745 4,055,829 16,156,171 9,485,116

Other income 389,662 380,257 747,293 820,190

Interest expense 397,960 321,415 777,030 619,517

Income before income taxes 12,654,447 4,114,671 16,126,434 9,685,789

Income taxes 4,919,400 1,610,400 6,285,300 3,761,300

Net income $ 7,735,047 $ 2,504,271 $ 9,841,134 $ 5,924,489

Earnings per share:

Basic $ 2.32 $ .73 $ 2.95 $ 1.71

Diluted $ 2.29 $ .73 $ 2.92 $ 1.70

Average shares outstanding:

Basic 3,338,313 3,424,986 3,335,836 3,455,175

Diluted 3,370,947 3,453,625 3,368,885 3,486,283

Cash dividends per share $ .08 $ .08 $ .16 $ .16

The accompanying notes are an integral part of the financial statements.

NOLAND COMPANY AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

Six Months

Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,841,134	$ 5,924,489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,478,674	3,901,083
Decrease (increase) in prepaid pension cost	(313,000)	104,000
Increase in accrued postretirement benefits	70,850	57,131
Amortization of unearned compensation-restricted stock	149,815	96,615
Provision for doubtful accounts	(41,901)	(389,722)
Increase in LIFO Reserve Gains from sale of property	2,700,000 (9,454,871)	250,000 (3,845,319)
Deferred income taxes	4,388,149	-
Change in operating assets and liabilities:
(Increase) in accounts receivable	(15,274,280)	(5,180,537)
Decrease in other accounts receivable	1,563,525	2,379,636
(Increase) in inventory	(4,796,787)	(897,306)
(Increase) decrease in other current assets	(557,170)	48,160
Decrease (increase) in other assets	6,938	(459,841)
Increase (decrease) in accounts payable	10,426,869	(425,147)
(Decrease) in accruals and other liabilities	(1,610,545)	(1,118,289)
(Decrease) increase in accrued income taxes	(850,204)	951,609
Total adjustments	(9,113,938)	(4,527,927)
Net cash provided by operating activities	727,196	1,396,562

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,025,116)	(19,581,911)
Proceeds from sale of assets	10,010,988	7,994,476
Net cash used in investing activities	(114,128)	(11,587,435)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt (payments) borrowings - net	(1,652,024)	9,427,326
(Decrease) in bank overdrafts	(236,491)	(975,404)
Long-term debt borrowings - net	1,916,334	7,126,970
Retirement of common stock	-	(6,307,617)
Dividends paid	(540,505)	(564,825)
Net cash (used in) provided by financing activities	(512,686)	8,706,450

CASH AND CASH EQUIVALENTS:
Increase (decrease) during first six months	200,382	(1,484,423)
Beginning of year	3,703,719	5,752,095
End of first six months	$3,904,101	$ 4,267,672

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash increase in fair value of derivatives	$ 289,265	$ 170,984
Common stock and additional paid in capital related
to equity compensation plans	$ 450,015	$ 367,223

The accompanying notes are an integral part of the financial statements.

NOLAND COMPANY AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1. In the opinion of Management, the accompanying interim consolidated financial statements of Noland Company and Subsidiaries contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of June 30, 2004, and its consolidated results of operations and cash flows for the three and six months ended June 30, 2004 and 2003. The balance sheet as of December 31, 2003 was derived from audited financial statements as of that date.

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

4. Due to the seasonal nature of the construction industry supplied by the registrant, results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results for the full year.

5. Trade accounts receivable as of June 30, 2004 and December 31, 2003 are net of allowance for doubtful accounts of $1,041,305 and $1,083,206, respectively. Quarterly bad debt charges, net of recoveries, were $296,553 for 2004 and $297,481 for 2003. Year-to-date bad debt charges, net of recoveries, were $562,089 for 2004 and $591,481 for 2003.

6. The Company issued 10,112 shares of common stock during the second quarter 2004 for its equity based compensation plans. The issuance of these shares increased additional paid in capital and unearned compensation.
  At June 30, 2004 the Company has three interest rate swap agreements with an aggregate notional amount of $22,133,000 that reduces its exposure to market risks from changing interest rates. Under the swap agreements, the Company has agreed to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to the notional principal amount. Any differences paid or received on interest rate swap agreements are recognized as adjustments to interest expense over the life of each swap, thereby adjusting the effective interest rate on the underlying obligation. The Company does not hold or issue such financial instruments for trading purposes. Derivatives used for hedging purposes must be designated as, and effective as, a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in the fair value of the derivative contract must be highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract. The agreements are accounted for as cash flow hedges in accordance with Statement of Financial Accounting Standard ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138.

During the three and six months ended June 30, 2004, the Company reclassified $204,000 and $411,000, respectively, from other comprehensive income ("OCI") to current period interest expense. Comparable amounts for the three and six months ended June 30, 2003 are $197,000 and $390,000, respectively. The net deferred loss recorded in OCI will be reclassified to earnings as interest payments occur. As of June 30, 2004, approximately $831,000 in deferred losses on derivative instruments accumulated in OCI is expected to be reclassified to earnings during the next twelve months.

8. The Company provides retirement benefits and postretirement health and life benefits to its eligible employees. The components of net periodic (income) cost for these plans for the three and six months ended June 30, 2004 and 2003 are:

Pension Benefits Other Benefits

Three Months Ended June 30

2004 2003 2004 2003

Service cost $ 347,750 $ 303,500 $ 16,000 $ 14,000

Interest cost 788,500 759,500 48,250 50,000

Return on assets (1,336,000)(1,167,750) -- --

Amortization of net gain 43,250 156,750 (12,000) (6,250)

Amortization of transition

obligation -- -- 50,750 50,750

Net periodic (income) cost $(156,500) $ 52,000 $103,000 $108,500

Pension Benefits Other Benefits

Six Months Ended June 30

2004 2003 2004 2003

Service cost $ 695,500 $ 607,000 $ 32,000 $ 28,000

Interest cost 1,577,000 1,519,000 96,500 100,000

Return on assets (2,672,000)(2,335,500) -- --

Amortization of net gain 86,500 313,500 (24,000) (12,500)

Amortization of transition

obligation -- -- 101,500 101,500

Net periodic (income) cost $(313,000) $104,000 $206,000 $217,000

9. The difference in diluted and basic average shares outstanding used to calculate earnings per share is due to the effect of restricted stock using the treasury stock method.

10. Comprehensive income consists of net income and changes in the fair value of derivative instruments. The components of comprehensive income for the three and six months ended June 30, 2004 and 2003 are as follows:
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Net income	$7,735,047	$2,504,271	$ 9,841,134	$5,924,489
Gain (loss) on derivative
instruments	622,369	(206,692)	465,804	(275,337)
Income tax (expense) benefit	(235,878)	78,336	(176,539)	104,353
Comprehensive income	$8,121,538	$2,375,915	$10,130,399	$5,753,505

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

The critical accounting policies considered most important to the Company's financial condition and results of operations that require management's most difficult, subjective, or complex judgments that have not changed since December 31, 2003 are as follows:

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

Results of Operations

The following table highlights changes in the results of operations for the three and six months ended June 30, 2004 and 2003:

In Thousands Three Months Ended June 30 Six Months Ended June 30
	2004	2003	% Change	2004	2003	% Change
Sales	$145,631	$122,532	18.9%	$268,397	$232,695232,692$$	15.3%
Cost of Goods Sold	116,885	95,580	22.3%	212,503	180,826	17.5%
Gross Profit	28,746	26,952	6.7%	55,894	51,869	7.8%
Operating Expenses	25,820	23,646	9.2%	49,817	46,762	6.5%
Rental Income	293	326	-10.7%	624	533	17.1%
Gains from Sale of Property	9,444	424	2127.4%	9,455	3,845	145.9%
Operating Profit	12,663	4,056	212.2%	16,156	9,485	70.3%
Other Income	390	380	2.6%	747	820	-8.9%
Interest Expense	398	321	24.0%	777	620	25.3%
Income Taxes	4,920	1,611	205.4%	6,285	3,761	67.1%
Net Income	$7,735	$2,504	208.9%	$9,841	$5,924	66.1%

Strong construction activity and rising prices contributed to the 18.9% increase in sales for the second quarter of 2004. The Company also benefited from good weather, in sharp contrast to the record rainfall a year ago that caused construction delays and adversely affected second quarter 2003. All three product categories achieved double-digit sales gains in the second quarter led by plumbing's 21% improvement. Hot weather in June boosted demand for replacement air conditioning equipment, contributing to a 16% rise in air conditioning sales for the quarter. Electrical/industrial sales also increased 16%. Gross profit margins declined due to intense competition and costs associated with the LIFO method of accounting for inventory costs. Rising prices resulted in a charge to cost of goods sold of $2,172,000 for the second quarter of 2004 compared to a charge of $115,000 for the second quarter of 2003.

Operating profit for the second quarter of 2004 increased $8,607,000, or 212.2%, over the second quarter of 2003 due to a $9,020,000 year-to-year increase in gains from the disposal of surplus real property. Operating expenses for the second quarter of 2004 were $2,174,000, or 9.2%, higher than the year earlier total largely due to costs associated with the Company's new central distribution center and five new branches opened since mid-2003. Operating expenses benefited from pension income in the second quarter of 2004 in the amount of $156,500 compared to a pension expense of $52,000 in the second quarter of 2003.

Through the first six months sales totaled $268,397,000 or 15.3% more than the first half of 2003's $232,695,000. After tax gains from the disposal of surplus real property totaled $5,866,000 in the first six months of 2004 versus $2,386,000 in the year-earlier period.

Conditions appear to be favorable for continued sales growth in the third quarter but possibly at a slower pace. Customer orders for future delivery business are only modestly higher than a year ago but the current level of housing construction suggests there are ample opportunities in the short term. If the weather cooperates our recent sales momentum should continue in the second quarter.

Liquidity and Capital Resources

The Company's primary capital requirements for the second quarter of 2004 were for property and equipment expenditures and working capital. The Company maintains its short- and long-term liquidity through: (1) cash flow from operations; (2) short-term borrowings from bank line of credit arrangements, when needed; and (3) additional long-term debt, when needed.

The Company's financial condition remains strong with working capital of $81,117,000 and a current ratio of 2.2 to 1. During the first six months of 2004 the Company's cash position increased $200,000.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company's market risk exposure comes from changes in interest rates and inflationary pressures. Reported results, for the most part, reflect the impact of inflation/deflation because of the Company's use of the LIFO (last in, first out) inventory method. This method tends to remove artificial profits induced by inflation and presents operating results in truer, more absolute terms. The objective in managing the Company's exposure to interest rate changes is to limit the impact of rate changes on earnings, cash flow, and to lower overall borrowing cost. The Company is a party to three separate interest rate swaps to manage its exposure to interest rate changes on its borrowings. The swaps are with financial institutions that have investment grade credit ratings, minimizing the risk of credit loss. All swaps are non-trading. At June 30, 2004, the Company had three swap agreements with an aggregate notional amount of $22.1 million to manage interest rate changes related to the Company's industrial revenue bonds, a portion of its revolving credit agreement and its term loan. The swaps effectively convert the variable rate borrowings (LIBOR and BMA Municipal Swap Index) into fixed rate borrowings with fixed rates of 5.36%, 4.22% and 5.27%, respectively.

SFAS No. 133 "Accounting for Certain Derivative Instruments and Certain Hedging Activities," as amended by SFAS No. 138, requires all derivatives to be recorded as an asset or liability on the balance sheet at fair value. For a derivative designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded in OCI and recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. OCI increased $386,000, net of income tax expense of $236,000, for the three months ended June 30, 2004 and $289,000, net of income tax expense of $177,000, for the six months ended June 30, 2004. Comparable amounts for the three and six months ended June 30, 2003 were decreases of $128,000, net of a tax benefit of $78,000 and $171,000, net of a tax benefit of $104,000, respectively.

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

(b) Change in internal controls: During the quarter ended June 30, 2004, there have been no changes in the Company's internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company has also been named as one of the defendants in approximately twenty one hundred asbestos-related suits filed by one law firm in the Circuit Court for Newport News, Virginia or in the Circuit Court for Portsmouth, Virginia. At this time it is still not possible to fully evaluate the merits of these new suits. The Company is not aware of any relationship between the Company and any of the plaintiffs; nor does is have any information as to the extent of any injury that may have been suffered by any of them. All of these cases will be defended vigorously.

Item 4. Submission of Matters to a Vote of Securities Holders

a) The Company's 2003 Annual Meeting of Stockholders was held on April 29, 2004. Holders of 3,251,917 shares, 96.4 percent of outstanding shares, were present in person or by proxy.

b) The Company's management solicited proxies pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statement. The following nominees were elected pursuant to the vote of the stockholders:
Name	For	Abstain or Authority Withheld
Thomas N. Allen	3,243,843	8,074
Mark M. Gambill	3,242,590	9,327
Allen C. Goolsby	3,181,391	70,526
Arthur P. Henderson, Jr.	3,183,939	67,978
Kenneth C. King	3,183,966	67,951
C. Edward Pleasants	3,243,843	8,074
Lloyd U. Noland, III	3,184,442	67,475

Item 6. Exhibits and Reports on 8-K

a) Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Vice President - Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Vice President Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on 8-K: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOLAND COMPANY

August 5, 2004 Arthur P. Henderson, Jr.

Arthur P. Henderson, Jr.

Vice President Finance