Form 10-Q
period 2004-09-30
NOLAND CO
filed 2004-11-08
CIK 72243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2004 Commission file no. 2-27393

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

Yes X No

Outstanding common stock, $10.00 par value at October 29, 2004: 3,384,027 shares.

This report contains 19 pages.

NOLAND COMPANY AND SUBSIDIARIES

INDEX

Page No.

Part I. Financial Information

Item 1. Financial Statements

Unaudited Consolidated Balance Sheets -

September 30, 2004 and December 31, 2003 . . . . . . . . . . . . . 3

Unaudited Consolidated Statements of Income -

Three Months and Nine Months Ended September 30, 2004 and 2003 . . 4

Unaudited Consolidated Statements of Cash Flows -

Nine Months Ended September 30, 2004 and 2003 . . . . . . . . . . 5

Notes to Unaudited Consolidated Financial Statements . . . . . .. 6

Item 2. Management's Discussion and Analysis of Financial

Condition and Results of Operations . . . . . . . .. . 9

Item 3. Qualitative and Quantitative Disclosures About

Market Risk . . . . . . . . . . . . . . . . . . . . . .12

Item 4. Controls and Procedures . . . . . . . . . . . . . . . . .13

Part II. OTHER INFORMATION

PART 1. FINANCIAL INFORMATION

NOLAND COMPANY AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

Item 1. Financial Statements

September 30, December 31,

2004 2003

Assets

Current Assets:

Cash and cash equivalents $ 3,453,104 $ 3,703,719

Trade accounts receivable, net 60,952,854 48,122,094

Other accounts receivable 7,606,280 8,570,010

Inventory, net 69,157,017 67,690,838

Other current assets 2,802,371 1,678,995

Total Current Assets 143,971,626 129,765,656

Property and Equipment, at cost:

Land 19,631,107 19,062,864

Buildings 111,696,838 109,211,586

Equipment and fixtures 74,409,408 71,726,775

Property in excess of current needs 5,652,747 3,458,760

Total 211,390,100 203,459,985

Less accumulated depreciation 93,617,524 90,368,999

Property and Equipment, net 117,772,576 113,090,986

Assets Held for Resale 247,136 247,136

Prepaid Pension 27,536,556 27,067,056

Other assets 1,347,798 1,090,610

Total Assets $290,875,692 $271,261,444

Liabilities and Stockholders' Equity

Current Liabilities

Notes payable, short-term borrowing $ 6,055,135 $ 6,627,197

Current maturity of long-term debt 513,207 521,691

Bank overdrafts 6,235,602 5,677,062

Accounts payable 35,848,696 27,932,064

Other accruals and liabilities 17,597,057 18,891,885

Total Current Liabilities 66,249,697 59,649,899

Long-term Debt 32,039,180 35,144,703

Deferred Income Taxes 20,189,530 15,649,607

Accrued Postretirement Benefits 2,439,786 2,313,502

Total Liabilities 120,918,193 112,757,711

Stockholders' Equity:

Capital common stock, par value $10;

authorized, 6,000,000 shares; issued,

3,384,027 and 3,373,267 shares 33,840,270 33,732,670

Additional paid in capital 762,635 416,510

Retained earnings 136,686,723 125,715,351

Accumulated other comprehensive loss,

net of tax (627,099) (880,862)

Unearned compensation, stock plans (705,030) (479,936)

Total Stockholders' Equity 169,957,499 158,503,733

Total Liabilities and Stockholders' Equity$290,875,692 $271,261,444

The accompanying notes are an integral part of the financial statements.

NOLAND COMPANY AND SUBSIDIARIES

Unaudited Consolidated Statements of Income

Three Months Ended Nine Months Ended

September 30, September 30,

2004 2003 2004 2003

Merchandise sales $140,260,444 $121,771,477 $408,656,948 $354,466,120

Cost of goods sold:

Purchases and freight-in 110,403,576 92,497,771 325,002,684 273,970,642

Inventory, beginning 69,787,625 61,517,106 67,690,838 60,869,800

Inventory, ending 69,157,017 60,412,234 69,157,017 60,412,234

Cost of goods sold 111,034,184 93,602,643 323,536,505 274,428,208

Gross profit on sales 29,226,260 28,168,834 85,120,443 80,037,912

Operating expenses 26,189,833 24,005,639 76,006,897 70,767,311

Rental income 283,278 351,779 907,459 884,170

Gains from sale of

property __ 85,654 672,338 _9,540,525 __4,517,657

Operating profit 3,405,359 5,187,312 19,561,530 14,672,428

Other income (expense):

Service charges 304,171 298,041 902,169 910,735

Miscellaneous (22,978) 259,648 126,317 467,144

Total other income 281,193 557,689 1,028,486 1,377,879

Interest expense 381,617 342,985 1,158,647 962,502

Income before taxes 3,304,935 5,402,016 19,431,369 15,087,805

Income taxes:

State 246,000 325,600 1,230,900 911,300

Federal 1,117,500 1,811,000 6,417,900 4,986,600

Total income taxes 1,363,500 2,136,600 7,648,800 5,897,900

Net income $ 1,941,435 $ 3,265,416 $ 11,782,569$ 9,189,905

Earnings per share:

Basic $ .58 $ .98 $ 3.53 $ 2.69

Diluted $ .57 $ .97 $ 3.50 $ 2.67

Average shares outstanding:

Basic 3,340,672 ,329,515 3,337,459 3,412,619

Diluted 3,377,478 3,365,328 3,370,010 3,443,630

Cash dividends per share $ .08 $ .08 $ .24 $ .24

The accompanying notes are an integral part of the financial statements.

NOLAND COMPANY AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

Nine Months Ended

September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,782,569	$ 9,189,905
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,799,646	5,944,106
Decrease (increase) in prepaid pension cost	(469,500)	156,000
Increase in accrued postretirement benefits	126,284	103,957
Amortization of unearned compensation-restricted stock	228,631	151,644
Provision for doubtful accounts	1,020,330	1,005,012
Increase in LIFO Reserve Gains from sale of property	4,743,000 (9,540,525)	500,000 (4,517,657)
Deferred income taxes	4,388,149	-
Change in operating assets and liabilities:
(Increase) in trade accounts receivable	(13,851,090)	(3,437,384)
Decrease in other accounts receivable	963,730	431,504
(Increase) in inventory	(6,209,179)	(42,434)
(Increase) in other current assets	(1,123,376)	(176,181)
(Increase) in other assets	(261,814)	(366,170)
Increase (decrease) in accounts payable	7,916,632	(398,259)
(Decrease) increase in accruals and other liabilities	(889,291)	2,915,735
Total adjustments	(6,158,373)	2,269,873
Net cash provided by operating activities	5,624,196	11,459,778

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13,006,953)	(28,168,791)
Proceeds from sale of assets	11,070,868	9,049,838
Net cash used in investing activities	(1,936,085)	(19,118,953)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt (payments) borrowings - net	(572,062)	6,872,352
Increase (decrease) in bank overdrafts	558,540	(1,286,314)
Long-term debt (payments) borrowings - net	(3,114,007)	7,097,966
Retirement of common stock	-	(6,276,002)
Dividends paid	(811,197)	(834,588)
Net cash (used in) provided by financing activities	(3,938,726)	5,573,414

CASH AND CASH EQUIVALENTS:
Decrease during first nine months	(250,615)	(2,085,761)
Beginning of year	3,703,719	5,752,095
End of first nine months	$3,453,104	$ 3,666,334

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash increase in fair value of derivatives	$ 253,763	$ 27,712
Common stock and additional paid in capital related
to equity compensation plans	$ 453,725	$ 339,056

The accompanying notes are an integral part of the financial statements.

NOLAND COMPANY AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1. The accompanying interim consolidated financial statements of Noland Company and Subsidiaries are unaudited and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of September 30, 2004, and its consolidated results of operations for the three and nine months ended September 30, 2004 and 2003 and its cash flows for the nine months ended September 30, 2004 and 2003. The balance sheet as of December 31, 2003 was derived from audited financial statements as of that date.

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

4. Due to the seasonal nature of the construction industry supplied by the registrant, results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results for the full year.

5. Trade accounts receivable as of September 30, 2004 and December 31, 2003 are net of allowance for doubtful accounts of $1,381,414 and $1,083,206, respectively. Quarterly bad debt charges, net of recoveries, were $285,299 for 2004 and $250,708 for 2003. Year-to-date bad debt charges, net of recoveries, were $847,388 for 2004 and $842,189 for 2003.

6. The Company issued 371 shares of common stock during the third quarter 2004 under its equity based compensation plans. The issuance of these shares increased unearned compensation.

7. At September 30, 2004 the Company has three interest rate swap agreements with an aggregate notional amount of $22,107,000 that reduce its exposure to market risks from changing interest rates. Under the swap agreements, the Company has agreed to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to the notional principal amount. Any differences paid or received on interest rate swap agreements are recognized as adjustments to interest expense over the life of each swap, thereby adjusting the effective interest rate on the underlying obligation. The Company does not hold or issue such financial instruments for trading purposes. Derivatives used for hedging purposes must be designated as, and effective as, a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in the fair value of the derivative contract must be highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract. The agreements are accounted for as cash flow hedges in accordance with Statement of Financial Accounting Standard ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138.

During the three and nine months ended September 30, 2004, the Company reclassified $190,000 and $601,000, respectively, from other comprehensive income ("OCI") to current period interest expense as required by SFAS No 133 "Accounting for Derivative Instruments and Hedging Activities." Comparable amounts for the three and nine months ended September 30, 2003 are $212,000 and $602,000, respectively. The net deferred loss recorded in OCI will be reclassified to earnings as interest payments occur. As of September 30, 2004, approximately $809,000 in deferred losses on derivative instruments accumulated in OCI is expected to be reclassified to earnings during the next twelve months.

8. The Company provides retirement benefits and postretirement health and life benefits to its eligible employees. The components of net periodic (income) cost for these plans for the three and nine months ended September 30, 2004 and 2003 are:

Pension Benefits Other Benefits

Three Months Ended September 30 2004 2003 2004 2003

Service cost $ 347,750 $ 303,500 $ 16,000 $ 14,000

Interest cost 788,500 759,500 48,250 50,000

Return on assets (1,336,000)(1,167,750) -- --

Amortization of net gain 43,250 156,750 (12,000) (6,250)

Amortization of transition

obligation -- -- 50,750 50,750

Net periodic (income) cost $(156,500) $ 52,000 $103,000 $108,500

Pension Benefits Other Benefits

Nine Months Ended September 30

2004 2003 2004 2003

Service cost $ 1,043,250 $ 910,500 $ 48,000 $ 42,000

Interest cost 2,365,500 2,278,500 144,750 150,000

Return on assets (4,008,000)(3,503,250) -- --

Amortization of net gain 129,750 470,250 (36,000) (18,750)

Amortization of transition

Obligation -- -- 152,250 152,250

Net periodic (income) cost$(469,500) $156,000 $309,000 $325,500

9. The difference in diluted and basic average shares outstanding used to calculate earnings per share is due to non-vested shares of restricted stock.

10. Comprehensive income consists of net income and changes in the fair value of derivative instruments. The components of comprehensive income for the three and nine months ended September 30, 2004 and 2003 are as follows:
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003

Net income	$1,941,435	$3,265,416	$11,782,569	$9,189,905
Gain (loss) on derivative instruments	(60,266)	319,963	405,538	44,626
Income tax (expense) benefit	24,765	(121,266)	(151,774)	(16,914)
Comprehensive income	$1,905,934	$3,464,113	$12,036,333	$9,217,617

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

The critical accounting policies considered most important to the Company's financial condition and results of operations that require management's most difficult, subjective, or complex judgments and have not changed since December 31, 2003 are as follows:

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

Results of Operations

The following table highlights changes in the results of operations for the three and nine months ended September 30, 2004 and 2003:

In Thousands Three Months Ended September 30 Nine Months Ended September 30
	2004	2003	% Change	2004	2003	% Change
Sales	$140,260	$121,771	15.2%	$408,657	$354,466	15.3%
Cost of Goods Sold	111,034	93,602	18.6%	323,537	274,428	17.9%
Gross Profit	29,226	28,169	3.8%	85,120	80,038	6.3%
Operating Expenses	26,190	24,006	9.1%	76,007	70,767	7.4%
Rental Income	283	352	-19.6%	908	884	2.7%
Gains from Sale of Property	86	672	-87.2%	9,541	4,517	111.2%
Operating Profit	3,405	5,187	-34.4%	19,562	14,672	33.3%
Other Income	281	558	-49.6%	1,029	1,378	-25.3%
Interest Expense	382	343	11.4%	1,159	962	20.5%
Income Taxes	1,363	2,137	-36.2%	7,649	5,898	29.7%
Net Income	$1,941	$3,265	-40.6%	$11,783	$9,190	28.2%

Strong construction activity and rising prices contributed to a 15.2% increase in sales for the third quarter of 2004 despite hurricanes and related bad weather in August and September that disrupted business for days in several southern markets. Air conditioning sales in Florida were especially hard hit. However, increased business with HVAC dealers in other parts of our territory allowed us to continue our growth with an 11.2% increase in air conditioning sales for the quarter compared to the third quarter of 2003. Plumbing and electrical/industrial sales benefited from strong construction levels increasing 17.8% and 14.8%, respectively. Gross profit margins declined due to higher freight costs, pursuit of lower-profit commodity sales and costs associated with the LIFO method of accounting for inventory costs. Rising prices resulted in a charge to cost of goods sold of $2,043,000 for the third quarter of 2004 compared to a charge of $250,000 for the third quarter of 2003. The Company believes that some key products will continue to experience inflation into 2005.

Operating profit for the third quarter of 2004 decreased $1,782,000, or 34.4%, from the third quarter of 2003 due in part to a $587,000 year-to-year decrease in gains from the disposal of surplus real property. Operating expenses for the third quarter of 2004 were $2,184,000, or 9.1%, higher than the year earlier total largely due to costs associated with the Company's new central distribution center and five new branches opened since mid-2003. Operating expenses benefited from pension income in the third quarter of 2004 in the amount of $156,500 compared to a pension expense of $52,000 in the third quarter of 2003.

Through the first nine months sales totaled $408,657,000 or 15.3% more than the first nine months of 2003's $354,466,000. After'tax gains from the disposal of surplus real property totaled $5,817,000 in the first nine months of 2004 versus $2,803,000 in the year-earlier period.

Customer orders for future delivery business as of September 30, 2004 were 15% higher than a year ago reflecting a continued bright outlook for construction activity for the remainder of the year. We believe we are still on track to turn in a solid performance in 2004, on top of our record earnings year in 2003.

Liquidity and Capital Resources

The Company's primary capital requirements for the third quarter of 2004 were for property and equipment expenditures and working capital. The Company maintains its short- and long-term liquidity through: (1) cash flow from operations; (2) short-term borrowings from bank line of credit arrangements, when needed; and (3) additional long-term debt, when needed.

The Company's financial condition remains strong with working capital of $77,722,000 and a current ratio of 2.2 to 1. During the first nine months of 2004 the Company's cash position decreased $251,000.

The Company's main properties consist of 102 branch facilities in thirteen southeastern states. Eighteen of the properties are leased and Noland Properties, Inc., a wholly owned subsidiary of Noland Company, owns the remaining eighty-four. Independent appraisals of most of the owned properties indicate that the fair market value of the owned properties is higher than the historical cost shown on the consolidated balance sheet as of September 30, 2004.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company's market risk exposure comes from changes in interest rates and inflationary pressures. Reported results, for the most part, reflect the impact of inflation/deflation because of the Company's use of the LIFO (last in, first out) inventory method. This method tends to remove artificial profits induced by inflation and presents operating results in truer, more absolute terms. The objective in managing the Company's exposure to interest rate changes is to limit the impact of rate changes on earnings, cash flow, and to lower overall borrowing cost. The Company is a party to three separate interest rate swaps to manage its exposure to interest rate changes on its borrowings. The swaps are with financial institutions that have investment grade credit ratings, minimizing the risk of credit loss. All swaps are non-trading. At September 30, 2004, the Company had three swap agreements with an aggregate notional amount of $22.1 million to manage interest rate changes related to the Company's industrial revenue bonds, a portion of its revolving credit agreement and its term loan. The swaps effectively convert the variable rate borrowings (LIBOR and BMA Municipal Swap Index) into fixed rate borrowings with fixed rates of 5.36%, 4.22% and 5.27%, respectively.

SFAS No. 133 "Accounting for Certain Derivative Instruments and Certain Hedging Activities," as amended by SFAS No. 138 and SFAS No. 149, requires all derivatives to be recorded as an asset or liability on the balance sheet at fair value. For a derivative designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded in OCI and recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. OCI decreased $60,000, net of a tax benefit of $25,000, for the three months ended September 30, 2004 and increased $406,000, net of a tax expense of $152,000, for the nine months ended September 30, 2004. OCI increased for the three and nine months ended September 30, 2003 by $199,000, net of a tax benefit of $121,000 and $28,000, net of a tax expense of $17,000, respectively.

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

(b) Change in internal controls: During the quarter ended September 30, 2004, there have been no changes in the Company's internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NOLAND COMPANY

October 29, 2004 Arthur P. Henderson, Jr.

Arthur P. Henderson, Jr.

Vice President ' Finance