Form 10-K
period 2004-12-31
NOLAND CO
filed 2005-03-24
CIK 72243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission file no. 2-27393

NOLAND COMPANY

A Virginia Corporation IRS Identification #54-0320170

80 29th Street

Newport News, Virginia 23607

Telephone: (757) 928-9000

Securities registered pursuant to Section 12 (g) of the Act:

Title of Each Class Name of Exchange on Which Registered

Common Stock $10 Par Value NASDAQ Small Cap Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes X No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes _____ No __X___

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2004, the most recently completed second quarter, was approximately $55,315,068.

3,384,386 shares of the Registrant's Common Stock were outstanding at the close of business on March 14, 2005.

DOCUMENTS (or portions thereof) INCORPORATED BY REFERENCE
Document	Part of Form 10-K

Portions of Annual Report to Stockholders for the year ended December 31, 2004	Parts II and IV

Portions of Noland Company Proxy Statement for the May 6, 2005 Annual Meeting of Stockholders	Parts III and IV

This report contains 51 pages. The exhibit index is shown on page 12 of this 10-K.

Table of Contents

Part I

Part II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters	6
Item 6. Selected Financial Data	6
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	6
Item 7A. Quantitative and Qualitative Disclosures about Market Risk	6
Item 8. Financial Statements and Supplementary Data	6
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	7
Item 9A. Controls and Procedure	7
Item 9B. Other Information	7

Part III

Item 10. Directors and Executive Officers of the Registrant	7
Item 11. Executive Compensation	7
Item 12. Security ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	7
Item 13. Certain Relationships and Related Transactions	8
Item 14. Principal Accountant Fees and Services	8

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K	8
Signatures	10
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statement Schedule	11
Exhibit Index	12

PART I

Item 1 Business

Noland Company is a Virginia corporation founded in 1915 and incorporated in 1922. As of December 31, 2004, the Company employed 1,380 persons. The Company is a wholesale distributor of plumbing, air conditioning and electrical/industrial supplies, with branch facilities in a 13-state territory that ranges from Pennsylvania to Florida. It handles products of over 2,000 vendors and sells to thousands of customers in the commercial construction, residential construction and industrial markets of the southeastern United States. The Company also sells air conditioning equipment to customers in Panama and several South American countries.

The wholesale distribution of all products in which the Company is engaged is highly competitive. Competition results primarily from price, service and the availability of goods. Industry statistics indicate that Noland Company is one of the larger companies in its chosen territory.

Total sales of each class of similar products for the last five years are as follows:

	2004	2003	2002	2001	2000
Plumbing	$309,108	$261,977	$275,373	$266,910	$277,792
Air conditioning	172,332	150,625	136,632	123,244	114,798
Electrical/industrial	66,695	59,155	73,658	84,732	93,096
	$548,135	$471,756	$485,663	$474,886	$485,686

Not all branches have all three departments. If a product department does not exist in a particular branch, any sales of that department's products are attributed to the department that makes the sale.

Recognizing the need to improve the efficiency of our supply chain, the Company in 2002 began construction of an $8.4 million Distribution Logistics Center ("DLC") near Richmond, Virginia. This 200,000 square-foot facility, which opened in September 2003, allows us to make more products available to our branches in a cost-effective manner and, over time, reduce our total inventory investment. The DLC also serves as a buffer between our vendors and our branches, allowing delivery lead times to be stabilized. The DLC became stabilized several months ahead of schedule and contributed to our 2004 success by increasing inventory turns and the availability of products.

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

The amount of the Company's backlog of orders believed to be firm was approximately $34,123,000 and $30,702,000 at December 31, 2004 and 2003, respectively.

The portion of the Company's business with the government and subject to renegotiation is not considered material.

Expenditures for Company-sponsored research and development activities and environmental control facilities in 2004, 2003 and 2002 were immaterial. The Company believes it is in compliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment.

Noland Properties, Inc., the Company's property management subsidiary, continues its efforts to sell excess property and re-invest the proceeds in new branch facilities or other income-producing property. These activities are expected to contribute to net income in 2005 and beyond.

Noland Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports are available without charge through Noland's website, www.noland.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. Except as otherwise stated in these reports, the information contained on our website is not incorporated into this annual report on Form 10-K or other documents we file with, or furnish to, the Securities and Exchange Commission.

Item 2 Properties

The main properties of the Company consist of 101 facilities, including warehouses, offices, showrooms, paved outside storage areas and covered pipe storage sheds. These are located in the following states: Alabama, Arkansas, Florida, Georgia, Kentucky, Maryland, Mississippi, North Carolina, Pennsylvania, South Carolina, Tennessee, Virginia and West Virginia, of which 18 are leased and the remaining 83 are Company owned. The executive office of the Company is located at 80 29th Street, Newport News, Virginia 23607.

In the opinion of management, the aforementioned facilities are suitable for the purposes for which they are used, are adequate for the needs of the business and are in continuous use in the day-to-day course of operations. The Company had its real property appraised in 2004 to determine its true underlying economic value. The appraised value totaled approximately $173,000,000 or approximately $77,000,000 more than the historical cost shown in the consolidated balance sheet as of December 31, 2004. The Company's policy is to maintain, repair and renovate its properties on a continuing basis, replacing older structures with new buildings and yard facilities as the need for such replacement arises. In addition, reference is made to Note 2(d), page 15 of the Annual Report to Stockholders, filed as an exhibit hereto, with respect to property in excess of current needs.

377:

Item 3 Legal Proceedings

The information set forth under the above caption is incorporated herein by reference from page 21, Note 17 of the Noland Company Annual Report to Stockholders for the year ended December 31, 2004.

Item 4 Submission of Matters to a Vote of Security Holders

None

Additional Item

Executive Officers of the Registrant
Name	Age	Positions and Offices Held with Registrant	Business Experience During the Past Five Years

Lloyd U. Noland, III	61	Chairman of the Board, President and Director. Officer since 1981	Chief Executive Officer of the Registrant.

Arthur P. Henderson, Jr.	61	Vice President-Finance. Officer since 1983	Chief Financial Officer of the Registrant.

Kenneth C. King	62	Vice President-Marketing and Branch Operations. Officer since 1998	Responsible for the Registrant's Marketing. Mr. King will retire from the Company on April 1, 2005.

Benjamin A. Williams, III	58	Chairman and CEO Noland Properties, Inc., a wholly owned subsidiary of Registrant since April 2001	Responsible for management of the Registrant's real estate activities. Previously a commercial and corporate attorney in private practice.

John E. Gullett	63	Vice President-Corporate Communications. Officer since 1982	Responsible for the Registrant's Corporate Communications Department.

Jean F. Preston	44	Vice President-Corporate Data. Officer since 1999	Responsible for the Registrant's Corporate Data Department. Mr. Preston has been appointed Vice President'Marketing and Branch Operations effective April 1, 2005.

James E. Sykes, Jr.	61	Treasurer/Secretary. Officer since 1982	Responsible for the Registrant's treasury and accounting functions and secretarial duties.

All executive officers were elected for a term of one year beginning May 1, 2004 and/or until their successors are elected and qualified. None of the executive officers are related by blood, marriage or adoption. Service has been continuous since the date elected to their present positions. There are no arrangements or understandings between any officer and any other person pursuant to which he was elected an officer.

PART II

Item 5 Market for the Registrant's Common Equity and Related Stockholder Matters

The information set forth on the inside back cover of the Noland Company Annual Report to Stockholders contains information concerning the market price of Noland Company's common stock for the past two years, the number of holders thereof and the dividend record with respect thereto for the past two years. This information is incorporated herein by reference.

Item 6 Selected Financial Data

The information set forth under the caption "Ten-Year Review of Selected Financial Data" relating to sales, net income, total assets, long-term debt, net income per share and dividends per share for the years 1995 through 2004 is incorporated herein by reference from page 23 of the Noland Company Annual Report to Stockholders for the year ended December 31, 2004.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of

Operations

The information set forth under the above caption is incorporated herein by reference from pages 8, 9 and 10 of the Noland Company Annual Report to Stockholders for the year ended December 31, 2004.

Item 7A Quantitative and Qualitative Disclosures About Market Risk

The information set forth under the above caption is incorporated herein by reference from page 10 of the Noland Company Annual Report to Stockholders for the year ended December 31, 2004.

Item 8 Financial Statements and Supplementary Data

The following consolidated financial statements of Noland Company, included in the Noland Company Annual Report to Stockholders for the year ended December 31, 2004, are incorporated herein by reference:

Annual Report to Stockholders (page)
Report of Independent Registered Public Accounting Firm	11

Consolidated Statements of Income--
Years ended December 31, 2004, 2003 and 2002	11

Consolidated Balance Sheets--
December 31, 2004, 2003 and 2002	12

Consolidated Statements of Cash Flows--
Years ended December 31, 2004, 2003 and 2002	13

Consolidated Statements of Stockholders' Equity
and Comprehensive Income--
Years ended December 31, 2004, 2003 and 2002	14

Notes to Consolidated Financial Statements--
Years ended December 31, 2004, 2003 and 2002	15-21

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

(b) Change in internal controls: During the fiscal quarter ended December 31, 2004, there have been no changes in the Company's internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B Other Information

See Exhibit 10(iv) for a summary of director and officer compensation.

PART III

Item 10 Directors and Executive Officers of the Registrant

Data relating to Directors is incorporated herein by reference from pages 3, 4, 5 and 6 of the 2005 Noland Company Proxy Statement for the May 6, 2005 Annual Meeting of Stockholders.

Data relating to Executive Officers is included in Part I of this report.

The Company has adopted a Code of Business Conduct and Ethics that applies to the Company's directors, officers and employees, as well as a separate code of ethics for its Chief Executive Officer, Vice President-Finance, Secretary/Treasurer, and Assistant Vice President-Finance. Both codes are posted at www.noland.com.

Item 11 Executive Compensation

The information set forth under the caption "Compensation of Executive Officers and Directors" on page 6 of the 2005 Noland Company Proxy Statement for the May 6, 2005 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the captions "Voting Securities and Principal Holders Thereof" and "Stock Ownership of Executive Officers and Directors" on pages 2, and 5 of the 2005 Noland Company Proxy Statement for the May 6, 2005 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13 Certain Relationships and Related Transactions

(a) The Company is in the ninth year of a ten-year agreement to lease its corporate headquarters office building. The building is owned by Basic, Inc. Basic, Inc. owns 893,967 shares of Noland Company stock. The majority of Basic, Inc. stock is owned by The L.U. Noland 1982 Trust, whose trustees are Mr. Lloyd U. Noland, Jr.'s wife, Jane K. Noland, and his three children: Lloyd U. Noland III, Susan C. Noland and Anne N. Edwards. The Company pays an annual rental fee of approximately $290,000 per year and bears the direct costs of utilities and real estate taxes. The terms of the lease were based on an evaluation by an independent real estate firm and are considered by management to be an arms length transaction.

(b) Not applicable.

(c) Not applicable.

(d) Not applicable.

Item 14 Principal Accountant Fees and Services

The information required by Item 9(e) of Schedule 14A appearing in the section entitled "Selection of Independent Registered Public Accounting Firm" on page 11 of the 2005 Noland Company Proxy Statement for the May 6, 2005 Annual Meeting of Stockholders is incorporated herein by reference.

The summary of the pre-approval policy for services by the independent registered public accounting firm appearing in the section entitled "Report of Audit Committee" on page 10 of the 2005 Noland Company Proxy Statement for the May 6, 2005 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15 Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)Consolidated Financial Statements included in PART II, Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income-Years ended December 31, 2004, 2003 and 2002

Consolidated Balance Sheets-December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows-Years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders' Equity and Comprehensive Income-Years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements-Years ended December 31, 2004, 2003 and 2002

With the exception of the aforementioned information incorporated by reference and the information in the 2004 Annual Report to Stockholders on the inside back cover and pages 8, 9, 10 and 23 incorporated in response to Items 5, 6, 7 and 7A in this Form 10-K Annual Report, the 2004 Annual Report to Stockholders is not to be deemed "filed" as part of this report. The individual financial statements of the registrant have not been filed because consolidated financial statements are filed. The registrant is an operating company and the subsidiary is wholly owned.

Consolidated Financial Statement Schedule included in PART IV of this report:

For the three years ended December 31, 2004

Form 10-K Page(s)

Schedule II Valuation and Qualifying Accounts 9

Other financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

on Consolidated Financial Statement Schedule 11

The exhibits are listed in the Index of Exhibits required by Item 601 of Regulation S-K at item (c) below.

(b)Reports on Form 8-K ' A report on Form 8-K was furnished on February 28, 2005 to report the earnings release for the year and fourth quarter of 2004.

(c)The Index of Exhibits and any required Exhibits are included beginning at page 12 of this report.

(d)Financial Statement Schedule II

SCHEDULE II

Noland Company and Subsidiary

Valuation and Qualifying Accounts
Column A	Column B	Column C Additions		Column D	Column E

Description	Balance as of January 1	Charged to Costs and Expenses(1)	Charged to Other Accounts	Deductions(2)	Balance at Year-End

Valuation accounts deducted from assets to which they apply ' doubtful accounts receivable

December 31, 2004	$1,083,207	$ 929,376	$ -	$ 962,583	$1,050,000

December 31, 2003	$1,815,099	$1,282,604	$ -	$2,014,496	$1,083,207

December 31, 2002	$2,311,755	$1,827,617	$ -	$2,324,273	$1,815,099

(1) Including recoveries on bad debts of $594,379 for 2004, $396,955 for 2003 and $563,823 for 2002.

(2) Represents charges for which reserve was previously provided.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOLAND COMPANY

March 24, 2005 By /s/Lloyd U. Noland, III

Lloyd U. Noland, III

Chairman of the Board and President

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.
Signature	Title	Date
/s/ Lloyd U. Noland, III 	Chairman of the Board, President and Director	March 24, 2005
Lloyd U. Noland, III
/s/ Arthur P. Henderson, Jr. 	Vice President-Finance, (Chief Financial Officer) and Director	March 24, 2005
Arthur P. Henderson, Jr.
/s/ Kenneth c. King __________________________________	Vice President-Marketing and Branch Operations And Director	March 24, 2005
Kenneth C. King

/s/ James E. Sykes, Jr. 	Treasurer/Secretary (Chief Accounting Officer)	March 24, 2005
James E. Sykes, Jr.

/s/ Allen C. Goolsby, III
	Director	March 24, 2005
Allen C. Goolsby, III

/s/ Mark M. Gambill
	Director	March 24, 2005
Mark M. Gambill

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Stockholders

Noland Company:

Under date of March 7, 2005, we reported on the consolidated balance sheets of Noland Company and subsidiary (the Company) as of December 31, 2004, 2003 and 2002, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004, as contained in the 2004 annual report to stockholders. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule listed in item 15(a) of this Form 10-K. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Norfolk, Virginia

March 7, 2005

EXHIBIT INDEX

Exhibit Number	Exhibit	Page
(3)	Articles of Incorporation and Bylaws	Previously Filed
(10)	(i) Restricted Stock Plan (ii) 1999 Outside Directors Stock Plan (iii) Noland Company Common Stock Benefit Trust (iv) Summary of Compensation Arrangements	Previously Filed Previously Filed Previously Filed 13
(13)	Portions of Annual Report to Stockholders	14
(21)	Subsidiary of the registrant	Previously Filed
(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002	48
(31.2)	Certification of Vice-President - Finance Pursuant to Section 302 of Sarbanes-Oxley Act of 2002	49
(32.1)	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002	50
(32.2)	Certification of Vice President - Finance Pursuant to Section 906 of Sarbanes-Oxley Act of 2002	51

As to any security holder requesting a copy of the Form 10-K, the Company will furnish any exhibit indicated in the above list as filed with the Form 10-K upon payment to it of its expenses in furnishing such exhibit.