Form 10-Q
period 2005-03-31
NOLAND CO
filed 2005-05-09
CIK 72243

3: FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2005 Commission file no. 2-27393

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

[X] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [ ]

Outstanding common stock, $10.00 par value at May 6, 2005: 3,384,718 shares.

This report contains 20 pages.

NOLAND COMPANY AND SUBSIDIARIES

INDEX
Part 1: FINANCIAL INFORMATION	PAGE NO.

Item 1. Financial Statements

Consolidated Balance Sheets -
March 31, 2005 and December 31, 2004	. . . . . . . . .3

Unaudited Consolidated Statements of Income -
Three Months Ended March 31, 2005 and 2004	. . . . . . . . .4

Unaudited Consolidated Statements of Cash Flows -
Three Months Ended March 31, 2005 and 2004	. . . . . . . . .5

Notes to Unaudited Consolidated Financial Statements	. . . . . . . . .6

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations	. . . . . . . . .8

Item 3. Qualitative and Quantitative Disclosures About
Market Risk	. . . . . . . . 11

Item 4. Controls and Procedures	. . . . . . . . 12

Part II. OTHER INFORMATION

Item 1. Legal Matters	. . . . . . . . 13

Item 6. Exhibits and Reports on 8-K	. . . . . . . . 14

SIGNATURE	. . . . . . . . 16

EXHIBITS	. . . . . . . . 17

FINANCIAL INFORMATION

NOLAND COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

Item 1. Financial Statements

March 31, December 31,

2005 2004

Assets

Current Assets:

Cash and cash equivalents $ 3,436,847 $ 2,500,927

Trade accounts receivable, net 62,124,694 58,664,159

Other accounts receivable 5,341,296 9,676,258

Inventory, net 79,704,355 76,026,293

Other current assets 3,202,599 1,988,708

Total Current Assets 153,809,791 148,856,345

Property and Equipment, at cost:

Land 19,560,950 19,707,508

Buildings 108,430,616 113,139,895

Equipment and fixtures 73,550,967 71,824,918

Property in excess of current needs 5,121,283 4,758,725

Total 206,663,816 209,431,046

Less accumulated depreciation 90,838,735 91,437,439

Property and Equipment, net 115,825,081 117,993,607

Assets Held for Resale 4,019,466 2,076,583

Prepaid Pension 27,375,939 27,383,439

Other Assets 606,802 628,901

$301,637,079 $296,938,875

Liabilities and Stockholders' Equity

Current Liabilities:

Notes payable - short term borrowings $ 8,562,347 $ 11,369 037

Current maturity of long-term debt 2,007,640 2,010,415

Bank overdrafts 3,561,017 4,320,631

Accounts payable 34,592,713 32,827,912

Other accruals and liabilities 13,976,614 18,746,050

Federal and state income taxes 2,238,104 2,273,717

Total Current Liabilities 64,938,435 71,547,762

Long-term Debt 33,459,016 25,511,283

Deferred Income Taxes 20,988,635 20,872,756

Accrued Postretirement Benefits 2,564,879 2,509,662

Total Liabilities 121,950,965 120,441,463

Stockholders' Equity:

Capital common stock, par value $10;

authorized, 6,000,000 shares; issued,

3,384,718 and 3,384,386 shares 33,847,180 33,843,860

Additional paid in capital 762,635 762,635

Retained earnings 145,906,953 142,991,843

Accumulated other comprehensive loss,

net of tax (286,196) (474,541)

Unearned compensation, stock plans (544,458) (626,385)

Total Stockholders' Equity 179,686,114 176,497,412

$301,637,079 $296,938,875

The accompanying notes are an integral part of the consolidated financial statements.

NOLAND COMPANY AND SUBSIDIARIES

Unaudited Consolidated Statements of Income

Three Months Ended

March 31,

2005 2004

Merchandise sales, net $138,899,986 $122,765,791

Cost of goods sold:

Purchases and freight-in 111,135,178 100,725,045

Inventory, beginning 76,026,293 67,690,838

Inventory, ending (79,704,355) (72,798,001)

Cost of goods sold 107,457,116 95,617,882

Gross profit on sales 31,442,870 27,147,909

Operating expenses 26,825,796 23,996,967

Rental income 309,413 331,898

Gains from sale of property 306,856 10,586

Operating profit 5,233,343 3,493,426

Other income 402,789 357,631

Interest expense 411,471 379,070

Income before income taxes 5,224,661 3,471,987

Income taxes 2,038,800 1,365,900

Net income $ 3,185,861 $ 2,106,087

Earnings per share:

Basic $ .95 $ .63

Diluted $ .94 $ .63

Average shares outstanding:

Basic 3,342,440 3,333,360

Diluted 3,373,003 3,360,230

Cash dividends per share $ .08 $ .08

The accompanying notes are an integral part of the consolidated financial statements.

NOLAND COMPANY AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

Three Months

Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,185,861	$2,106,087
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,397,356	2,196,239
Decrease (increase) in prepaid pension cost	7,500	(156,500)
Increase in accrued post retirement benefits	55,217	35,309
Change in allowance for doubtful accounts	378,000	340,116
Increase in LIFO reserve	600,000	528,000
Gains from sale of property	(306,856)	(10,586)
Amortization of unearned compensation-restricted stock	85,247	53,401
Change in operating assets and liabilities:
Increase in trade accounts receivable	(3,838,535)	(8,411,892)
Decrease in other accounts receivable	4,334,962	3,459,950
Increase in inventory	(4,278,062)	(5,635,163)
(Increase) decrease in other current assets	(1,213,891)	632,471
Decrease (increase) in other assets	20,557	(14,837)
Increase in accounts payable	1,764,801	7,569,421
Decrease in other accruals and liabilities	(4,465,212)	(3,329,243)
(Decrease) increase in federal and state income taxes	(35,613)	715,300
Total adjustments	(4,494,529)	(2,028,014)
Net cash (used in) provided by operating activities	(1 308,668)	78,073

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,082,587)	(7,524,453)
Proceeds from sale of assets	1,219,272	264,075
Net cash used in investing activities	(1,863,315)	(7,260,378)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in bank overdrafts	(759,614)	(2,373,456)
Short-term debt (payments) borrowings ' net	(2,806,690)	7,551,094
Long-term debt borrowings	8,000,000	2,000,000
Long-term debt repayments	(55,042)	(53,663)
Dividends paid	(270,751)	(269,842)
Net cash provided by financing activities	4,107,903	6,854,133

CASH AND CASH EQUIVALENTS:
Increase (decrease) during first quarter	935,920	(328,172)
Beginning of year	2,500,927	3,703,719
End of first quarter	$3,436,847	$3,375,547
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
(Decrease) increase in fair value of derivatives, net of tax	$ (188,345)	$__ 97,226
Issuance of common stock for stock based compensation	$ 3,320	$ 2,770
Reclassification of property and equipment to assets held for resale	$2,787,167	$ -

The accompanying notes are an integral part of the consolidated financial statements.

NOLAND COMPANY AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1. The accompanying interim consolidated financial statements of Noland Company and Subsidiaries are unaudited and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of March 31, 2005, and its consolidated results of operations and cash flows for the three months ended March 31, 2005 and 2004. The balance sheet as of December 31, 2004 was derived from audited financial statements as of that date.

2. The Notes to Consolidated Financial Statements included in the Company's December 31, 2004 Annual Report on Form 10-K are an integral part of the interim unaudited financial statements. The Company takes a physical inventory in the fourth quarter of each year. The Company uses estimated gross profit rates to determine cost of goods sold during interim periods. The estimated LIFO reserve for the end of a period, other than the fourth quarter, is determined by estimating the year-end FIFO inventory by product department and applying internally generated cost indices. Year-end inventory adjustments to reflect actual inventory levels are made in the fourth quarter. The rate of inflation/deflation for an interim period is not necessarily consistent with the full year rate of inflation/deflation.

3. The consolidated financial statements include the accounts of Noland Company and its wholly owned subsidiary, Noland Properties, Incorporated. Noland Properties Incorporated has one wholly owned limited liability company which in turn owns two limited liability companies.

4. Due to the seasonal nature of the construction industry supplied by the registrant, results of operations for the quarter ended March 31, 2005 are not necessarily indicative of the results for the full year.

5. Trade accounts receivable as of March 31, 2005 and December 31, 2004 are net of allowance for doubtful accounts of $1,417,513 and $1,050,000, respectively. Write offs of doubtful accounts for the first quarter of 2005 are $10,487. Quarterly bad debt charges were $265,207 for 2005 and $265,536 for 2004, net of recoveries of $112,793 and $74,580, respectively.

6. The Company issued 332 shares of common stock in the first quarter of 2005 under its equity based compensation plans. The issuance of these shares increased unearned compensation.

7. At March 31, 2005 the Company has three interest rate swap agreements with an aggregate notional amount of $22,053,885 that reduce its exposure to market risks from changing interest rates. Under the swap agreements, the Company has agreed to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to the notional principal amount. Any differences paid or received on interest rate swap agreements are recognized as adjustments to interest expense over the life of each swap, thereby adjusting the effective interest rate on the underlying obligation. The Company does not hold or issue such financial instruments for trading purposes. Derivatives used for hedging purposes must be designated as, and effective as, a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in the fair value of the derivative contract must be highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract. The agreements are accounted for as cash flow hedges in accordance with Statement of Financial Accounting Standard ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138.

During the three months ended March 31, 2005 and 2004, the Company reclassified $136,033 and $206,498, respectively, from other comprehensive income ("OCI") to current period interest expense. The net deferred loss recorded in OCI will be reclassified to earnings as interest payments occur. As of March 31, 2005, approximately $695,000 of deferred losses for cash flow hedges are expected to be reclassified to earnings within the next twelve months.

8. The Company provides retirement benefits and postretirement health and life benefits to its eligible employees. The components of net periodic (income) cost for these plans for the three months ended March 31, 2005 and 2004 are:

Pension Benefits Other Benefits

2005 2004 2005 2004

Service cost $ 415,250 $ 347,750 $ 20,250 $ 16,000

Interest cost 836,000 788,500 59,000 48,250

Return on assets (1,404,750)(1,336,000) - -

Amortization of net gain 161,000 43,250 - (12,000)

Amortization of transition

obligation - - 50,750 50,750

Net periodic cost (income) $ 7,500 $(156,500) $130,000 $103,000

9. The difference in diluted and basic shares used to calculate earnings per share is due to the effect of restricted stock using the treasury stock method.

10. Comprehensive income consists of net income and changes in the fair value of derivative instruments. The components of comprehensive income for the three months ended March 31, 2005 and 2004 are as follows:

	2005	2004
Net income	$3,185,861	$2,106,087
Gain (loss) on derivative instruments	304,224	(156,565)
Income tax benefit	(115,879)	59,339
Comprehensive income	$3,374,206	$2,008,861

11. In February the Company acquired certain assets of Heat-Cool Specialties, a wholesale distributor of heating and cooling products, for $4,123,063 in cash. A Noland Company branch opened on February 28,2005 in the former Heat-Cool Specialties location in Charlotte, North Carolina. The Charlotte area is new territory and will provide an important base for increasing business in western North Carolina. Results since February 28, 2005 are included in the consolidated statement of income. Net sales and net income of the new branch are not material to the Company results for the periods presented.

12. Certain amounts in the prior year financial statements have been reclassified to conform to the 2005 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

On April 12, 2005 the Company announced it had signed an agreement of merger with WinWholesale, a Dayton, Ohio-based wholesale distributor. Under the terms of the agreement, WinWholesale has made a tender offer for all of the Company's shares at $74 in cash per share. Upon successful completion of the tender offer, the agreement provides for a merger of a wholly-owned subsidiary of WinWholesale into the Company with the remaining shares of the Company converted into cash at $74 per share.

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
  disclosure of contingent assets and liabilities at the dates of the financial statements; and
  reported amounts of revenues and expenses in the Company's Consolidated Statements of Income during the reporting periods. These estimates involve judgments with respect to, among other things, future economic factors which are difficult to predict and are beyond management's control. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of the Board of Directors. Actual amounts could differ from these estimates.

The critical accounting policies considered most important to the Company's financial condition and results of operations that require management's most difficult, subjective, or complex judgments that have not changed in the first three months of 2005 are as follows:

  Allowance for Doubtful Accounts
  Consideration Received from Vendors
  Self Insurance Reserves

In the first three months of 2004, there have been no changes in the above critical accounting policies.

For interim reporting purposes there is an additional critical accounting policy that is not applicable for full year reporting. The Company uses estimated gross profit rates to determine cost of goods sold during interim periods. This process includes estimates for inventory shrink and the LIFO reserve adjustment. For the interim LIFO reserve adjustment the Company estimates the final year-end FIFO inventory and the rate of inflation/deflation. The rate of inflation/deflation for an interim period is not necessarily consistent with the full year rate of inflation/deflation. If the final FIFO inventory and the final rate of inflation/deflation differs from those estimated at the end of an interim period, the actual LIFO reserve adjustment could affect fourth quarter and full year results. The inflation/deflation rate tends to have a greater impact on the LIFO reserve than the amount of the inventory dollars. High inflation generally increases the LIFO reserve and reduces gross profit. Low inflation and/or deflation decreases the LIFO reserve and increases gross profit. Year-end inventory adjustments to reflect actual inventory levels are made in the fourth quarter.

Results of Operations

The following table highlights changes in the results of operations for the quarters ended March 31, 2005 and 2004:

	2005	2004	% Change
Sales	$138,899,896	$122,765,791	13.1%
Cost of Goods Sold	107,457,116	95,617,882	12.4%
Gross Profit	31,442,870	27,147,909	15.8%
Operating Expenses	26,825,796	23,996,967	11.8%
Rental Income	309,413	331,898	-6.8%
Gains from Sale of Property	306,856	10,586	2798.7%
Operating Profit	5,233,343	3,493,426	49.8%
Other Income	402,789	357,631	12.6%
Interest Expense	411,471	379,070	8.5%
Income Taxes	2,038,800	1,365,900	49.3%
Net Income	$3,185,861	$2,106,087	51.3%

First-quarter 2005 sales totaled $138,899,896 or 13.1% greater than 2004's $122,765,791 first-quarter total. The higher sales reflected a continuation of 2004's strong construction activity and rising prices, and our success in capturing our share of those opportunities. Air conditioning sales rose 18.8% due to an increase in equipment provided to HVAC contractors in Florida who benefited from a healthy construction market and unusually warm winter weather. The Company's newest branch, an air conditioning supply operation that opened in Charlotte, N.C., in late February, also contributed to the higher sales. Plumbing sales, which represent more than half of Noland's total revenues, were 14.0% higher than the year-earlier period, while electrical/industrial sales declined 2.4%. Plumbing sales benefited from rising prices and a 56.5% increase in sales of water well drilling rigs and accessories.

Gross profit margins increased from 22.1% for the first quarter of 2004 to 22.6% for the first quarter of 2005 as a result of rising prices. The higher margins led to a $4,294,961, or 15.8%, rise in gross profit for the first quarter of 2005 compared to the same period a year ago.

Operating expenses of $26,825,796 were $2,828,829, or 11.8%, higher than the year earlier total of $23,996,967. Higher personnel-related expenses accounted for $1,667,029 of the increase. Pension and postretirement expense totaled $137,500 in the first quarter of 2005 compared to net pension and postretirement income of $53,500 in the first quarter of 2004. One piece of property held for resale was sold in the first quarter of 2005 for a gain $306,856 compared to a gain of $10,586 for the same period last year. Gains from the sale of property are calculated based on the difference between the cash consideration received, net of expenses of sale, and the basis of the property.

If the weather cooperates our recent sales momentum should continue in the second quarter.

Liquidity and Capital Resources

The Company's primary capital requirements for the first quarter of 2005 were for property and equipment expenditures and working capital. The Company's capital needs are met primarily through: (1) cash flow from operations; (2) short-term financings; (3) bank line of credit borrowings, when needed; and (4) additional long-term debt, when needed.

At March 31, 2005 the Company's current ratio was 2.37:1 and working capital totaled $88,871,356. Cash needed for the first quarter of 2005 was provided primarily from an additional $8,000,000 borrowed on the Company's term revolver loan. Sources of cash in the future will continue to come from operations, unused short-term lines of credit and additional long-term debt if needed. Bank overdrafts, as shown on the Consolidated Balance Sheets, are the result of the reclassification of negative balances maintained in the Company's disbursement checking account. Checks paid on the disbursement account are not covered until they are presented to the bank for payment. This cash management technique allows the Company to reduce its short-term borrowings and related interest cost.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company's market risk exposure comes from changes in interest rates and inflationary pressures. Reported results, for the most part, reflect the impact of inflation/deflation because of the Company's use of the LIFO (last in, first out) inventory method. During inflationary periods the LIFO method of inventory valuation better matches the most recently incurred costs with current revenues by charging cost of goods sold with the costs of goods most recently acquired. The objective in managing the Company's exposure to interest rate changes is to limit the impact of rate changes on earnings, cash flow, and to lower overall borrowing cost. The Company is a party to three separate interest rate swaps to manage its exposure to interest rate changes on its borrowings. The swaps are with financial institutions that have investment grade credit ratings, minimizing the risk of credit loss. All swaps are non-trading. At March 31, 2005, the Company had three swap agreements with an aggregate notional amount of $22.1 million to manage interest rate changes related to the Company's industrial revenue bonds, a portion of its revolving credit agreement and its term loan. The swaps effectively convert the variable rate borrowings (LIBOR and BMA Municipal Swap Index) into fixed rate borrowings with fixed rates of 5.36%, 4.22% and 5.27%, respectively.

SFAS No. 133 "Accounting for Certain Derivative Instruments and Certain Hedging Activities," as amended by SFAS No. 138, requires all derivatives to be recorded as assets or liabilities on the balance sheet at fair value. For a derivative designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded in OCI and recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. OCI increased $188,345, net of tax expense of $115,879 for the quarter ended March 31, 2005 and decreased $97,226, net of a tax benefit of $59,339, for the quarter ended March 31, 2004.

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

(b) Change in internal controls: During the quarter ended March 31, 2005, there have been no changes in the Company's internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company accrues for losses associated with liabilities when such losses are probable and can reasonably estimated. The Company has not recognized or accrued any losses related to the above named suits. All losses to date have been paid by available insurance coverage. Management's assumptions include that they do not believe there is a reasonable possibility that any future losses related to the above named suits will exceed available insurance coverage.

Item 6. Exhibits and Reports on 8-K

a) Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Vice President ' Finance Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Vice President ' Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on 8-K:

A report on Form 8-K was furnished on February 25, 2005 to report the earnings release for the fourth quarter of 2004.

A report on Form 8-K was furnished on March 1, 2005 to report the retirement of Ken King, Vice President marketing and Branch Operations, from the Company and Board of Directors, effective April 1, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOLAND COMPANY

May 6, 2004 Arthur P. Henderson, Jr.

Arthur P. Henderson, Jr.

Vice President-Finance